Form 10-K405
period 1994-12-31
MERRY LAND & INVESTMENT CO INC
filed 1995-03-08
CIK 350071

- - -----------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10K
                       ------------------

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                    For the fiscal year ended

                        December 31, 1994
                     ----------------------

              Merry Land & Investment Company, Inc.

                          P.O. Box 1417
                        Augusta, Georgia
                              30903
                          706 722-6756
Commission file number: 0-10384
State of Incorporation: Georgia
I.R.S. Employer Identification Number:  58-0961876
Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, no par value            30,744,451  New York Stock Exchange
  $1.75 Series A Cumulative Convertible
  Preferred Stock                         2,516,324 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Number of shares of common stock outstanding as of December  31, 1994:
   30,744,451
Number of shares of Series A Convertible Preferred Stock
outstanding as of December 31, 1994:
    2,516,324

Indicate by check mark whether the registrant has filed all
reports required to be filed by Section 13 or 15(d) of the
Securities  Exchange  Act  of 1934 during  the  preceding  twelve months, and (2) has been subject to such filing requirements  for
the past ninety days:  Yes   X. No     .
                          -----

The aggregate market value of the voting stock held by non affiliates of the registrant on December 31, 1994: Common Stock, no par value - $601,956,000 (all shares other than those owned or controlled by officers, directors, and 5% shareholders).

Documents incorporated by reference: The 1995 definitive proxy statement to be mailed to shareholders for the annual meeting scheduled for April 17, 1995, is incorporated by reference into
Part III of this form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. --X--
- - ------------------------------------------------------------------

                        Table of Contents

Part I

Item 1  Business

Item 2  Properties

Item 3  Legal Proceeding

Item 4  Submission of Matters to a Vote of Security Holders

Part II

Item 5  Market for the Registrant's Common Stock and Related
             Shareholders' Matters

Item 6  Selected Financial Data

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 8  Financial Statements and Supplementary Data

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

Part III

Item 10  Directors and Executive Officers of the Registrant

Item 11  Executive Compensation

Item 12  Security Ownership of Certain Beneficial Owners and
         Management

Item 13  Certain Relationships and Related Transactions

Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

Part I
Item 1 - Business

The Company

  Merry Land is one of the largest owners and operators of upscale garden apartments in the United States. At December 31, 1994, the Company owned a high quality portfolio of 71 apartment communities located primarily in the Southeastern United States, containing 18,851 units and having an aggregate cost of $796.4 million. At that date, the communities had an average occupancy of 96% and an average monthly rental rate of $591 per unit. The Company owns all of its properties in fee simple without any partners.
  Merry Land became an independent publicly owned company in 1981 and has been managing apartment communities since 1982. It is a self-administered and self-managed Real Estate Investment Trust headquartered in Augusta, Georgia. It is not a so-called "UPREIT" nor does it have any subsidiaries, nor does it manage apartments for or provide other services to third parties.
  Merry Land's objective is to increase funds from operations and distributions to shareholders by producing greater cash flows at its existing apartment communities through effective management and also by purchasing and developing additional apartment properties.
  In recent years, Merry Land has conducted an active program of apartment acquisition. The Company buys properties which it expects will produce attractive initial rates of return and which have the potential for cash flow growth. The following table summarizes the Company's acquisitions in recent years (dollars in thousands):

                           1994     1993    1992      1991
                           ----     ----    ----     ----
  Units acquired          4,872    7,452     2,845        986
  Total units owned at
   end of  period         18,851  13,979    6,527(1)    3,708
  Total cost of
   apartments           $796,364  $554,444  $209,549  $121,072
  Total apartment rental
    income              $101,667  $54,565    $22,460   $15,354

  ------------------
  (1) In 1992 the Company sold 26 of 140 duplex rental units at one of its properties.

     Substantially all of the Company's properties are relatively new, suburban garden apartments located in the Southern United States. The Company intends to continue to focus on the acquisition of apartments and also intends to develop communities in selected locations throughout the entire Southern region of the United States, including Texas.

1994 Highlights

     Apartment Acquisitions. In 1994, the Company bought 18 apartment communities containing 4,872 apartment units at an aggregate cost of $226.2 million. Twelve of these communities containing 3,343 units were acquired in one portfolio transaction which was closed in November 1994, at a purchase price of $154.4 million. This transaction brought Merry Land ten communities located within its target market areas and two communities in Ohio. The following table summarizes the 1994 acquisitions.

         Community         Location             Units
         ---------         --------             -----
         Adams Farm        Greensboro N.C.       300
         Shadow Lake       Atlanta, Ga.          228
         Indigo Lakes      Daytona Beach, Fla.   304
         Waterford         Delray Beach, Fla.    236
         Promenade         Tampa, Fla.           334
         Bermuda Cove*     Jacksonsville, Fla.   350
         Champions' Club*  Richmond, Va.         212
         Champions' Park*  Atlanta, Ga.          252
         Clarys Crossing*  Columbia, Md.         198
         Duraleigh Woods*  Raleigh, N. C.        362
         English Hills*    Charlotte, N.C.       280
         Hickory Creek*    Richmond, Va.         294
         Hunters Chase*    Cleveland, Oh.        244
         Landings*         Memphis, Tenn.        292
         Sawmill Village*  Columbus, Oh.         340
         Steeplechase*     Charlotte, N.C.       247
         Windridge*        Atlanta, Ga.          272
         Crystal Springs   Nashville, Tenn.      127
                                               -----
                                               4,872
        *Portfolio acquisition

  The apartment communities which the Company acquired in 1994 averaged seven years of age, 271 units in size and $46,774 per unit in cost at December 31, 1994. At that date, The Company's other apartment communities averaged seven years of age, 254 units in size and $40,670 per unit in cost. At December 31, 1994, rental rates at the 1994 acquisition communities averaged $629 per month compared to $578 for the Company's other communities.

  Development. In recent years strong demand for apartment rentals in the South has caused rent rates and occupancy to rise to the extent that, in the Company's opinion, construction of new apartment communities has become financially feasible in certain locations. In order to take advantage of these conditions, the Company has commenced a program of apartment construction by engaging experienced apartment developers to provide development and construction management services to the Company on a project by project basis. The developers' fees will be computed as a share of the value of the completed projects, based on agreed upon formulas, less actual costs. Merry Land's employees will supervise development activities with the assistance of architects and engineers as required. The Company will own all land and improvements, will directly contract for construction and will bear essentially all risks of project development.
  While the Company intends to add several individuals to its acquisition and development department as a result of this program, it does not intend to establish a large, specialized development organization. The Company believes that this system of constructing new communities will allow it the flexibility to develop communities in a number of markets and to expand, or contract, or terminate such activities as conditions warrant. The Company's present intention is to limit its total financial commitment to development to no more than 10% of its total assets. Merry Land will manage these new communities during and after construction.
  In December 1994, the Company purchased three tracts of land on which it has begun to develop high quality garden apartment communities. The land acquired included tracts located in Atlanta, 43 acres for $3.7 million; Nashville, 67 acres for $3.5 million; and Savannah, 37 acres for $1.4 million. The Company expects to develop these three projects in phases with construction scheduled to begin in the first half of 1995 and with the first units expected to be available for occupancy late that year. The initial phases of these projects are described as follows (dollars in thousands):

  Location                   Units  Cost(1)
  --------                   ----- -------
  Atlanta, Georgia             287 $17,200
  Nashville, Tennessee (2)     244  13,300
  Savannah, Georgia            300  16,500
                               831 $47,000

  --------------------
  (1) Represents current estimated total cost of the initial phase of each project, including capitalized interest, allocated land cost and development fees. Projects are in the planning stages and final costs may vary.
  (2) The Nashville parcel adjoins the 127 unit Crystal Springs apartments described above.

  Common Stock Sale. On June 30, 1994 the Company issued 4.6 million shares of common stock in a public offering at a price of $20.25 per share, for net proceeds of $87.5 million. The proceeds were used to repay short term acquisition debt and to acquire additional apartment communities.

  Preferred Stock Sale. On November 1, 1994, the Company issued 4.0 million shares of $2.205 Series B Cumulative Convertible Preferred Stock at a price of $25.00 per share for net proceeds of $96.7 million. The Series B Preferred Stock was sold in a private placement to a small group of institutional investors. It has an annual dividend rate of $2.205 per year, payable quarterly, and is convertible into common shares at a price of $21.04 per common share (equivalent to a conversion rate of 1.188 shares of common stock for each share of preferred). The Series B Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common stock after October 31, 1999, provided the Company's common stock is trading above the conversion price of $21.04 per share.

  Common Stock Repurchases. In December 1994, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock. The Board took this action because in its judgment the stock price had fallen significantly below price levels which the Board felt were appropriate. The Company bought and retired 175,440 shares for approximately $3.1 million, an average price of $17.94 per share. The Company discontinued the repurchase program as the stock price rose over the last weeks of the year.

Organization

  Merry Land has 577 employees. Of this number, 535 work at its apartment communities, 21 are employed in accounting, administrative and general management, 15 in corporate property management and 6 in acquisitions and development.
  The Company manages all of its properties under the trade name "Merry Land Apartment Communities". Each apartment community is operated by an on-site Property Manager and staff who are extensively trained by the Company in sales, management, accounting, maintenance and other disciplines. Each community functions as an individual business unit according to well developed policies and procedures. On site staff participate in an incentive program under which cash bonus payments are made to individuals whose communities attain budgeted levels of cash flow. All full-time employees are eligible to participate in the Company's Employee Stock Ownership Plan.
  Property Managers report to eight Regional Property Managers who report to the Company's two Vice Presidents of Property Management. Regional Property Managers are located in Raleigh, Charlotte, Augusta, Atlanta, Savannah, Jacksonville, Orlando and Tampa.
  The Company believes it has successfully integrated newly acquired apartment communities into its portfolio using the property management organization and expertise developed in its thirteen years of buying and operating apartments. The Company's operating efficiency has increased as it has grown. General and administrative expense for 1994 declined to 1.7% of rental revenues from 2.6% in 1993 as the Company spread its overhead over more apartment units.

Market Conditions

  Residents at the Company's apartments generally earn middle and upper middle levels of incomes, and typically include young professionals, white collar workers, medical personnel, teachers, members of the military, single parents, single adults and young families. These residents often have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. There is a steady turnover of leases at the Company's communities, allowing rents to be adjusted upward as demand allows. About 60% of the Company's units turn over each year, a rate the Company believes is typical for higher end apartment communities. Leases are generally for either six or twelve month terms.
  The Company believes that investments in apartments in the Southern region of the U.S. are attractive because of the favorable relationship between supply and demand for apartment rentals. The twenty-five metropolitan areas in which the Company operates contain 11% of the country's total population and have experienced growth in households, a key determinant of apartment demand, well in excess of national averages during the 1980's and 1990's. U.S. Census data indicate that from 1980 to 1990 total households increased 27% as a group in these cities versus an increase of 13% nationally. From 1990 to 1993, households increased 9% in these cities versus an increase of 3% nationally and from 1993 to 1998, households are expected to increase 9% here versus 7% nationally. At present the Company is experiencing its highest occupancy in recent years.
  Furthermore, current rent levels do not encourage extensive new apartment construction, and while construction has begun to rise from historically low levels in recent years, the Company does not expect added supply of apartments to meet added demand for the foreseeable future. Multi-family housing starts in the Company's markets fell from a high of 165,200 units in 1987 to 23,905 in 1992, and have risen to 35,213 in 1993 and 52,982 on an annualized basis for the first ten months of 1994.
  The Company owns apartments in a number of cities with significant military employment. The reduction of the nation's armed forces has cut military payrolls in some of these cities and has adversely affected the rental market for some of the Company's properties. The effect of military cutbacks, which will continue for some time, are expected to be most severe in Charleston, and the Company anticipates significant weakness there over the next several years as many of that city's naval installations are closed. However, at December 31, 1994, the Company's average occupancy in Charleston was 96%. The Augusta market is weak as a result of job losses at local defense related industries and the city experienced a 91% occupancy at December 31, 1994. In the Company's other markets, military employment is expected to either remain stable or rise, or it is not a significant portion of total employment. At December 31, 1994, the percentages of the Company's occupants serving in the military were as follows: Augusta, 21%; Charleston, 17%; Savannah, 13%; Jacksonville, 6%; Melbourne, 5%; Orlando, 5%; Tampa, 1% and Columbia, 1%. Leases with Military personnel account for less than 4% of the Company's total leases.

History

  Merry Land conducted its initial public stock offering in 1981 after having been spun off earlier that year by Merry Companies, Inc., one of the nation's largest brick manufacturers, in connection with the latter's acquisition by an Australian company. Merry Land was incorporated in 1966 and had remained a passive asset holding subsidiary of Merry Companies, Inc. until the 1981 spin-off, when active operations began. At that time, the Company's major asset was 4,700 acres of clay land, most of which it still owns and from which it continues to receive clay and sand royalties.
  For most of the 1980's, the Company invested in a portfolio of both real estate and other assets. Its real estate assets consisted of apartments, commercial properties, land, mortgage notes and mortgage backed securities. Its non-real estate assets included utility stocks, treasury securities and the securities of financial institutions. In the mid 1980's, it increased its investment in mortgage backed securities, expanding that portfolio to $226.5 million by the end of 1989.
  Merry Land elected to become a REIT in 1987 and thereafter began to focus on buying and operating apartments. During the late 1980's, the Company disposed of most of its portfolio of utility stocks and other financial assets. In 1992, in order to concentrate its efforts on buying and managing apartment communities and to decrease its exposure to interest rate risk, the Company sold its remaining portfolio of mortgage backed securities. The Company has now largely disposed of its non-apartment assets and intends to liquidate the remainder as conditions allow.
  By 1991, tax law changes and significant reductions in the amount of capital available nationally for real estate investment had led to a substantial decline in the sales prices of apartment communities. The Company began to increase its rate of acquiring such properties. In 1992, the Company conducted its first stock offering in several years, hired additional personnel for its acquisition department, and commenced the accelerated program of acquisition which continues today.
  The Company is a Georgia corporation. It has its principal office at 624 Ellis Street, Augusta, Georgia 30901 and the telephone number is (706) 722-6756.

Part I
Item 2 - Properties

Apartments

  The Company owns high quality apartment communities, substantially all of which command rental rates in the upper range of their markets. They are generally newer "garden apartments", in wood frame two- and three-story buildings without elevators, with individually metered electric and gas service and individual heating and cooling systems. The Company's apartments are 47% one bedroom units, 48% two bedroom units and 5% three bedroom units. The units average 900 square feet in area, seven years of age and are well equipped with modern appliances and other conveniences. The communities are heavily landscaped and offer extensive amenities, which generally include swimming pools, tennis courts, club rooms, exercise facilities and hot tubs. Some of the Company's communities also offer garages, racquetball courts, saunas, alarm systems and other features.

  Merry Land's apartment communities are located in metropolitan areas with populations in excess of 250,000, primarily in the Southeastern states of Florida, Georgia and the Carolinas. The following table summarizes property information by market (cost in thousands):


<CAPTION
                                        Cost (1)   % of  Average Average
Location       Communities Units (thousands) Cost  Rent(2) Occup(3)
- - --------       ----------- ----- ----------- ----  ------  -----
Jacksonville, Fla.   8       2,550 $102,153   12.8%   $568    97%
Orlando, Fla.        6       1,902   88,935   11.2%    622    92%
Ft. Myers, Fla.      3         948   45,462    5.7%    638    97%
Tampa, Fla.          4       1,301   63,486    8.0%    625    94%
Ft. Lauderdale, Fla. 1         304   18,029    2.3%    789    96%
Melbourne, Fla.      1         326   15,154    1.9%    626    96%
Delray Beach, Fla.   1         236   13,015    1.6%    731    94%
Miami, Fla.          1         175   11,837    1.5%    851    98%
Daytona Beach, Fla.  1         304   11,057    1.4%    544    90%
Tallahassee, Fla.    1         222    8,110    1.0%    593    98%
                    ---     ------  -------   -----   ----    ---
                     27      8,268  377,238   47.4%    618    95%

Atlanta, Ga.         10      3,086  126,342   15.9%    591    96%
Savannah, Ga.         5        865   32,292    4.1%    567    97%
Augusta, Ga.          4        490   14,714    1.8%    431    89%
                    ---     ------  -------   -----  -----    ---
                     19      4,441   173,348  21.8%    569    96%

Charlotte, N.C.       5      1,363    47,950   6.0%    547    97%
Raleigh, N.C.         5      1,256    45,743   5.7%    563    97%
Greensboro, N.C.      2        508    21,572   2.7%  1,570    98%
                    ---     ------   -------  ------ -----    ---
                     12      3,127   115,265  14.4%    557    97%

Charleston, S.C.      4        880    32,818   4.1%    507    93%
Greenville, S.C.      1        216     6,769   0.8%    511    98%
Columbia, S.C.        1         21     6,351   0.8%    482    94%
                    ---     ------    ------  -----  -----    ---
                      6      1,308    45,938   5.7%    503    94%

Columbus, Ohio        1        340    19,651   2.5%    699    93%
Cleveland, Ohio       1        244    13,884   1.7%    708    97%
                     --     ------    ------  -----   ----   ----
                      2        584    33,535   4.2%    703    95%

Richmond, Va.         2        506    24,360   3.1%    661    92%

Memphis, Tenn.        1        292    11,301   1.4%    546    95%
Nashville, Tenn.      1        127     3,536   0.4%    388    97%
                    ---     ------    ------  -----   ----   ----
                      2        419    14,837   1.9%    498    96%

Columbia, Md.         1        198    11,843   1.5%    782    97%
                    ---     ------    ------  -----   ----    ----
Totals               71     18,851  $796,364 100.0%    $591    95%

(1) Represents the total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
(2) Represents the weighted average of rent charged for occupied units and rent asked for unoccupied units at December 31, 1994.
(3) Represents average physical occupancy at each month end for the period held.

  The following table describes the Company's apartment communities. The Company owns all its communities in fee simple. Of its communities, only the two so indicated in the table are subject to encumbrances.

Item 102. Description of Property
Apartments

                                                              December Rent(2)  Average
                                                 Avg.              Per Sq.Ft. Occupancy(3)
                                         Cost    Unit
                  Date         Cost(1)   Per     Size  Per Month    ----------------------
Name Location     Built Units  Thousands Unit(1) S/F   1993   1994  1993  1994  1993  1994
- - ---- --------     ----- -----  --------- ------- ----- -----  ----  ----  ----  ----  ----

1.
2.   Tampa         1990      447 $19,998 $44,738    849  $569  $583 $0.67 $0.69  99%  95%
3.   Tallahassee   1988      222   8,110  36,532    900   581   593  0.65  0.66  93%  98
4.   Orlando       1991    1,480  22,183  46,215  1,021   617   632  0.60  0.62  96%  92%
5.   Jacksonville  1989      350  15,141  43,260    912   (4)   640   (4)  0.70  (4)  98%
6.   Orlando       1991      324  16,402  50,623    903   582   600  0.64  0.66  92%  85%
7.   Jacksonville  1986      256  11,987  46,824  1,010   594   603  0.59  0.60 100%  97%
8.   Ft. Myers     1991      300  18,023  60,077  1,136   669   689  0.59  0.61  98%  97%
9.   Orlando       1987      242  10,850  44,835    787   554   559  0.70  0.71  (4)  90%
10   Orlando       1989      300  11,723  39,077    902   623   644  0.69  0.71  95%  95%
11.  Melbourne     1990      326  15,154  46,488  1,027   608   626  0.59  0.61  93%  96%
12.  Jacksonville  1983      144   6,958  48,319  1,293   630   664  0.49  0.51  96%  98%
13.  Tampa         1985      240   8,085  33,688    658   495   496  0.75  0.75  93%  93%
14.  Daytona Beach 1989      304  11,057  36,372    882   (4)   544   (4)  0.62  (4)  90%
15.  Miami         1991      175  11,837  67,640    970   835   851  0.86  0.88  98%  98%
16.  Orlando       1988      252  10,924  43,349    799   561   566  0.70  0.71  91%  95%
17.  Tampa         1988      280  14,559  51,996     953  (4)   615   (4)  0.65  91%  95%
18.  Orlando       1991      304  16,853  55,438   1,087  692   702  0.64  0.65  97%  97%
19.  Ft. Myers     1991      328  15,074  45,957     955  604   616  0.63  0.65  94%  95%
20.  Jacksonville  1984      288   8,105  28,146     738  453   477  0.61  0.65  76%  95%
21.  Tampa         1994      334  20,844  62,407     978  (4)   765   (4)  0.78  (4)  92%
22.  Jacksonville  1991      284  12,229  43,060     816  562   574  0.69  0.70  96%  98%
23.  Jacksonville  1986      512  16,196  31,633     759  468   484  0.62  0.64  95%  97%
24.  Jacksonville  1987      284  12,592  44,338     851  540   559  0.63  0.66  97%  95%
25.  Ft. Myers     1991      320  12,365  38,641     863  606   614  0.70  0.71  91%  95%
26.  Jacksonville  1988      432  18,945  43,854   1,066  598   617  0.56  0.58  96%  98%
27.  Delray Beach  1989      236  13,015  55,148     910  (4)   731   (4)  0.80  (4)  94%
28.  Ft.Lauderdale 1991      304  18,029  59,306     951  746   789  0.78  0.83  99%  96%
29.
30.  Atlanta       1988      316  13,151  41,617   1,023  564   587  0.55  0.57  96%  96%
31.  Atlanta       1988      424  15,880  37,453     911  544   556  0.60  0.61  95%  93%
32.  Atlanta       1987      252  11,362  45,087     806  (4)   628   (4)  0.78  (4)  98%
33.  Augusta        (5)       76   3,351  44,092     961  425   442  0.48  0.47  95%  94%
34.  Savannah      1983      194   7,016  36,165     852  529   533  0.62  0.63  97%  93%
35.  Atlanta       1990      314   9,822  31,280     846  529   551  0.63  0.65  98%  98%
36.  Atlanta       1986      376  10,943  29,104     927  519   536  0.56  0.58  97%  98%
37.  Savannah      1986      147   5,106  34,735     812  557   570  0.69  0.70  99%  99%
38.  Atlanta       1990      480  30,792  64,150   1,095  692   740  0.63  0.68  97%  95%
39.  Savannah      1986      144   5,366  37,264   1,119  550   548  0.49  0.49  98%  98%
40.  Savannah      1983      188   7,818  41,585   1,053  569   587  0.54  0.56  98%  97%
41.  Atlanta       1989      228   9,684  42,474   1,018  (4)   579   (4)  0.57  (4)  98%
42.  Augusta       1950      114   1,661  14,570     682  280   289  0.41  0.42  89%  82%
43.  Atlanta       1986      200    5,830 29,150     802  501   533  0.62  0.66  92%  96%
44.  Savannah      1985      192    6,986 36,385   1,124  541   594  0.48  0.53  99%  99%
45.  Atlanta       1985      224    7,618  34,009    860  511   532  0.59  0.62  86%  94%
46.  Atlanta       1982      272   11,260  41,397    845  (4)   578   (4)  0.68  (4)  98%
47.  Augusta       1982      248    8,223  33,157    875  475   494  0.54  0.56  80%  88%
48.  Augusta       1975      152    1,479  28,442    900  417   432  0.46  0.48  98%  98%
49.  Maryland
50.  Baltimore     1984      198   11,843  59,813    938  (4)   782   (4)  0.83  (4)  97%
51.
52.  Greensboro    1987      300   14,543  48,477  1,005  (4)    633  (4)  0.63  (4)  98%
53.  Charlotte     1982      240    8,632  35,967    882  493    540 0.56  0.61  98%  98%
54.  Greensboro    1986      208    7,029  33,793    811  465    479  0.57 0.59  97%  98%
55.  Raleigh       1987      362   17,670 48,812     784  (4)    625   (4) 0.80  (4)  96%
56.  Charlotte     1984      280    9,896  35,343    688  520    520  0.76 0.76  (4)  98%
57.  Charlotte     1990      300   10,561  35,203    891  586    622  0.66 0.70  87%  98%
58.  Charlotte     1984      296   10,031  33,889    918  484    515  0.53 0.56  87%  97%
59.  Raleigh       1984      360   10,168  28,244    766  507    532  0.66 0.69  97%  98%
60.  Raleigh       1986      192    6,147  32,016    641  460    492  0.72 0.77  98%  98%
61.  Raleigh       1983      144    5,350  37,153    780  532    562  0.68 0.72  98%  97%
62.  Charlotte     1986      247    8,830  35,749    724  533    533  0.74 0.74  (4)  91%
63.  Raleigh       1986      198    6,408  32,364    735  545    576  0.74 0.78  99%  99%
64.
65.  Cleveland     1987      244    13,884  56,902    890 (4)    708   (4) 0.80  (4)  97%
66.  Columbus      1987      340    19,651  57,797  1,161 (4)    699   (4) 0.60  (4)  93%
67.
68.  Greenville    1985      216     6,769  48,812    848  491   511  0.58 0.60  92%  98%
69.  Columbia      1987      212     6,351  29,958    762  469   482  0.62 0.63  89%  94%
70.  Charleston    1986      230     9,405  40,891    810  519   531  0.64 0.66  85%  98%
71.  Charleston    1985      226     8,015  35,465    892  453   459  0.51 0.51  88%  88%
72.  Charleston    1985      200     7,644  38,220    911  512   527  0.56 0.58  95%  95%
73.  Charleston    1984      224     7,754  34,616    953  504   512  0.53 0.54  89%  90%
74.
75.  Nashville     1986     3,536   27,843     676    (4)  388   (4)  0.57  (4)  97%
76.  Memphis       1986       292   11,301  38,702    786  (4)   546   (4) 0.70  (4)  95%
77.
78.  Richmond      1988       212   10,099  47,637    776  (4)   650   (4) 0.84  (4)  93%
79.  Richmond      1984       294   14,261  48,507    851  (4)   668   (4) 0.79  (4)  92%
                           ------  -------  ------    ---  ---   ---  ---- ----  ---  ---
TOTALS                     18,851  796,364  42,245    901  559   591  0.62 0.66  93%  95%

1.  Florida           23. Spicewood Springs   45. Willow Trail      67. South Carolina
2.  Audubon Village   24. Timberwalk          46. Windridge         68. Haywood Pointe
3.  Augustine Club    25. Viridian Lake       47. Woodcrest         69. Hollows
4.  Auvers Village    26. Waterford           48. Woodknoll         70. Quarterdeck
5.  Bermuda Cove      27. Waterford Village   49. Maryland          71. Summit Place
6.  Bishop Park       28. Welleby Lake Club   50. Clarys Crossing   72. Waters Edge
7.  Claire Point      29. Georgia             51. North Carolina    73. Windsor Place
8.  Colony Place      30. Belmont Crossing    52. Adams Farm        74. Tennessee
9.  Conway Station    31. Belmont Landing     53. Berkshire Place   75. Crystal Springs
10. Copper Terrace    32. Champions' Park     54. Chatham Wood      76. The Landings
11. Cypres Cove       33. Downtown(5)         55. Duraleigh Woods   77. Virginia
12. Deerbrook         34. Greentree           56. English Hills     78. Champions' Club
13. Falls             35. Gwinnett Crossing   57. Hunt Club         79. Hickory Creek
14. Indigo Lakes      36. Harvest Grove       58. Lake Point
15. Lakeridge         37. Huntington          59. Misty Woods
16. Lexington Park    38. Lexington Glen      60. Sailboat Bay
17. Lofton Place      39. Magnolia Villa      61. Sommerset Place
18. Mission Bay       40. Marsh Cove          62. Steeplechase
19. Polos             41. Shadow Lake         63. Timber Hollow
20. Princeton Square  42. South Augusta       64. Ohio
21. Promenade         43. Sweetwater Glen     65. Hunters Chase
22. Royal Oaks        44. West Wind Landing   66. Saw Mill

(1) Represents the total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
(2) Represents the weighted average of monthly rent charged for occupied units and rent asked for unoccupied units at December month end.
(3) Represents the average of physical occupancy at each month end for the period held.
(4) Properties not owned during period indicated.
(5) These units consist of three locations, built and acquired at various times.

Development in Progress

  In December 1994, the Company commenced a program of apartment development by acquiring three tracts of land and entering into development agreements with three experienced developers. The Company's development properties are summarized as follows (dollars in thousands):

                       Gwinnett I  Long PointI Crystal Springs I
                       Atlanta     Savannah    Nashville         Total
                       ---------   ----------- ---------         -------
  Acres                   20.9      37.0           21.3             79.2
  Planned units            287       300            244              831
  Expected investment  $17,000     $16,500      $13,330          $47,000
  Expected completion
    date               3/31/97    11/30/96      12/31/96
  Investment to date   $ 1,645     $ 1,302       $  1,208        $ 4,155

                       Gwinnett II  Crystal Springs II
                        Atlanta     Nashville                    Total
                       -----------  ------------------           -------
  Acres                   22.2          45.8                        68.0
  Planned units            299           200                         499
  Investment to date   $ 1,736       $ 2,366                     $ 4,102

Other Assets

  Unimproved Land. The Company owns 5,369 acres of undeveloped land with a book value of $3.8 million. Most of this land was acquired by the Company's predecessor for clay reserves and is located in Georgia and South Carolina. Since 1981, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,622 acres of the Company's land. The Company also leases 100 acres to another corporation for the mining of sand and gravel, leases other tracts for agriculture, and grows timber on much of the remaining land. The Company expects that some of its land eventually may be developed or sold for development by others.

  Commercial Properties. The Company owns eight small commercial properties in the Augusta area, primarily office buildings, including the Company's headquarters building, which were acquired before the Company began to focus on apartments. These properties, aggregating 206,000 square feet and have a book value of $4.6 million. The Company intends to sell these properties as circumstances allow.

Environmental Matters

  Landfill Sites. Portions of the Company's land holdings in Richmond County, Georgia were used by the County for two municipal landfills during the late 1960's and early 1970's. One site is comprised of 71 acres and the other, the New Savannah Road Landfill, 96 acres. Both landfills were closed in the mid-1970's and have been held by the Company and its predecessors as unimproved land since that time. Although the sites were used primarily as municipal landfills, there have been some reports that industrial wastes may have been disposed of at the sites.
  In 1992, a contractor for the U.S. Environmental Protection Agency sampled air, surface water, soil and groundwater on the New Savannah Road Landfill in order to determine whether there was any contamination on the site and whether the site should be placed on the federal National Priorities List for potential clean up. The report indicated that some contamination was present in soil samples but that sufficient groundwater samples had not been taken to permit a complete evaluation of the site. Accordingly, the report recommended that further action be taken which the Company believes would consist principally of additional testing of the site's groundwater and surface water. The Company has had no further contact with the EPA or its agents since that time and the site has not been included on the National Priorities List.
  Following the EPA's 1992 study, Merry Land retained environmental consultants to conduct similar scientific studies of both sites. The consultants reported that their study of the sites did not reveal the presence on either site of contaminants in amounts likely to result in the EPA listing either site on the NPL. The Company's consultant also reviewed the EPA contractor's test results and confirmed its prior conclusion that the level of contamination discovered on the New Savannah Road Landfill is not likely to result in the EPA listing this site on the NPL. However, the studies were limited in nature and did not include an examination of all portions of the landfill sites. There can be no assurance that a more complete investigation or further testing would not reveal higher levels or different types of contamination at the sites.
  On July 1, 1994, the Environmental Protection Division of the State of Georgia published its initial hazardous site inventory under the state's 1992 "Superfund" law, which requires investigation, and if appropriate, clean up of listed sites. The New Savannah Road Landfill was included on this list in a category of sites identified as having released hazardous substances above reportable levels. The Company and its environmental consultants currently are evaluating the action by the State to determine whether it is appropriate for the landfill site to be included on this list.
  Should further investigation or remedial action be required for the landfill, the Company believes that there will likely be other entities which will be responsible for a portion of the cost of the investigation or remediation. These entities include Richmond County, which operated the landfills, any identified company or municipality whose waste was placed in the landfill, and the company that owned the site at the time of the disposal of the waste.
  In the third quarter of 1994, the Company recognized a non-recurring charge against income of $200,000 associated with this matter. This is the amount which the Company believes is the potential cost of its share of any expenses which may be incurred if further investigation of the New Savannah Road Landfill is required. There can be no assurance that the Company will not have material liability with respect to these landfill sites.

  Southern Wood Piedmont-Augusta Site. A portion of the Company's land holdings is located adjacent to a site formerly operated as a wood treatment facility by Southern Wood Piedmont-Augusta. Southern Wood Piedmont-Augusta was the subject of a property damage class action lawsuit arising from the alleged contamination of that site and neighboring properties, including the Company property. The Company received approximately $0.8 million in a 1990 settlement of its property damage claim. In June 1992, the Company sold 16 acres of land which may have been contaminated by Southern Wood Piedmont - Augusta to that company. The contamination at the Southern Wood Piedmont-Augusta site is the subject of current remediation by Southern Wood Piedmont-Augusta under state oversight. This includes remediation of contamination on the remaining Company property in the area of the former plant. Although the Company expects that the state-supervised efforts will sufficiently address the contamination on the Company's property, there is no assurance that some remediation liability may not attach to the Company.

Part I

Item 3 - Legal Proceedings

 None

Item 4 - Submission of Matters to a Vote of Security Holders

 None

Part II

Item 5 - Market for the Registrant's Common Stock and
Related Shareholders' Matters

Common Stock

  Merry Land's common stock is traded on the New York Stock Exchange under the symbol "MRY". The following table sets forth the reported high and low sales prices of the common stock on the NYSE, and the cash dividends declared per share of common stock.

                                              Dividends
                               High       Low  Declared
                               ----       ---  --------
       1994
       Fourth Quarter        $21.88    $16.25      $.35
       Third Quarter          20.75     18.75       .30
       Second Quarter         24.00     20.00       .30
       First Quarter          24.38     18.75       .30

       1993
       Fourth Quarter        $22.13    $17.50      $.26
       Third Quarter          21.63     16.38       .22
       Second Quarter         18.00     14.63       .22
       First Quarter          17.75     14.50       .20

    On December 31, 1994 the Company had 3,115 shareholders of record.

    On January 16, 1995, the Board of Directors declared a dividend of $0.35 per share of common stock to be paid on March 31, 1995 to holders of record on March 16, 1995. The current annual dividend rate is $1.40 per share. The $.35 quarterly dividend represents a payout of 77% of funds from operations available for common shares for the quarter ended December 31, 1994, a payout ratio which the Company believes is conservative relative to its REIT peers.
  Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its REIT taxable income as dividends in order to avoid taxation as a regular corporation. The Board makes decisions with respect to the distribution of capital gains on a case-by-case basis. A portion of the Company's dividends paid to its shareholders may be deemed either capital gain, ordinary income or a return of capital, or all of these. None of the Company's distributions have yet been classified as returns of capital, though the Company expects a portion of 1995 distributions will be so classified. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividends. Future dividends will be declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors.
  The federal income tax status of dividends paid to holders of common stock was as follows:

                          1994   1993    1992
                          ----   ----    ----
   Ordinary income       $1.24   $.53    $.51
   Capital gains           .01    .37     .15
   Return of capital      ----   ----    ----
   Total dividends paid  $1.25   $.90    $.66
                          ----   ----    ----

  The loan agreement for the Company's 6 5/8% Senior Notes prohibits the payment of any dividends or other distributions upon the occurrence of an event of default and otherwise limits dividends and distributions after September 30, 1993 to a cumulative amount which is not more than the Company's net earnings plus depreciation and amortization after that date, plus or minus any increase or decrease in Stockholders' Equity from the issuance or redemption of stock.

Series A Preferred Stock

  Merry Land's $1.75 Series A Cumulative Convertible Preferred Stock is traded on the New York Stock Exchange under the symbol "MRYpr". The following table sets forth the reported high and low sales prices of the Series A Preferred Stock on the NYSE, and the cash dividends declared per share of Series A Preferred Stock.

Dividends
                               High    Low  Declared
                               ----    --- --------
       1994
       Fourth Quarter        $29.63 $22.00   $.4375
       Third Quarter          27.63  25.25    .4375
       Second Quarter         31.63  27.00    .4375
       First Quarter          32.88  27.00    .4375

       1993
       Fourth Quarter         30.75  26.50    .4375
       Third Quarter         $30.50 $25.00   $.4375

  The federal income tax status of dividends paid to holders Series A Preferred Stock was as follows:

                               1994   1993
                               ----   ----
     Ordinary income         $1.734  $.550
     Capital gains             .016   .325
     Return of capital       ------  -----
     Total dividends paid    $1.750  $.875

  The Series A Preferred Stock has an annual dividend rate of $1.75 per share, payable quarterly, and is convertible into common shares at a conversion price of $18.65 per share of common stock. The Series A Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after June 30, 1998, at a rate of 1.34 shares of common for each share of Series A Preferred Stock, provided the common shares are trading above $18.65, subject to adjustments or certain circumstances.

Series B Preferred Stock.

  On November 1, 1994 the Company completed the private placement of $100.0 million of its $2.205 Series B Cumulative Convertible Preferred Stock with a small group of institutional investors. It has an annual dividend rate of $2.205 per year, payable quarterly, and is convertible into common shares at a conversion price of $21.04 per common share. The Series B Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after October 31, 1999, at a rate of 1.188 shares of common stock for each share of preferred, provided the Company's common shares are trading above the conversion price of $21.04 per share. The shares were not registered with the Securities and Exchange Commission at the time of issuance and are not publicly traded. The Company has granted to the holders of the Series B Preferred Stock certain registration rights which commence on April 2, 1995. On December 31, 1994 the Series B Preferred paid a dividend of $.370 per share, of which $.003 was capital gain.

Dividend Reinvestment and Stock Purchase Plans

  The Company has adopted a Dividend Reinvestment and Stock Purchase Plan under which any holder of common or preferred stock may reinvest cash dividends or optional cash payments of up to $5,000 per quarter in additional shares of common stock purchased directly from the Company at a 5% discount. Optional cash payments are subject to the limitation that the number of shares of common stock which can be purchased with optional cash payments cannot exceed the number of shares of common stock and preferred stock owned by the shareholder. All common and preferred shareholders are eligible to join the plan including shareholders whose shares are held in the name of a nominee or broker.

Part II Item 6
(Dollars in 000's except apartment units and per share amounts)

                                       SELECTED FINANCIAL DATA
                                       Years Ended December 31,
1994  1993                         1992  1991  1990
                                   -------------- ----------- ------
Income from Property Operations:
  Rental and mineral royalty
   revenue                          $103,169   $56,181   $23,479   $16,447   $13,789
  Rental expenses, property tax
   and insurance                      38,409    22,611     9,604     7,065     5,521
  Depreciation of real estate
   owned                              17,877     9,066     4,156     3,022     2,119
                                     -------    ------     -----    ------    ------
                                      46,883    24,504     9,719     6,360     6,149
Income from mortgage backed
  securities:
  Interest income                          -         -     3,978    12,832    20,104
  Interest expense                         -         -     1,558     8,543    17,102
                                      ------     -----    ------    ------    ------
                                           -         -     2,420     4,289     3,002
Other income:
  Other interest and dividend
   income                              2,440      2,463    1,940     1,709     1,701
  Other                                   25         10      196       297        76
                                      ------     ------    -----     -----     -----
                                       2,465      2,473    2,136     2,006     1,777
Expenses:
  Interest unrelated to mortgage
   backed securities                  10,394      5,640    4,230     4,261     5,607
  General and administrative           1,773      1,433    1,304     1,277       944
  Depreciation - other, amortization
   and other expenses                    470        180       44       112       182
  Other non-recurring costs              200      1,308        -         -         -
                                      ------     ------    ------    ------     -----
                                      12,837      8,561     5,578     5,650    6,733
Gains on sales of assets:
  Gains on sales of investments          201      6,960       385      (698)     491
  Gains on sales of real estate          273      1,032       460       803      730
  Gains on mortgage backed
  securities                               -          -     1,903      1,681     487
                                      ------      -----    ------     ------   -----
                                         474      7,992     2,748      1,786    1,708
Income tax (benefit)                       -          -         -          -      (2)
                                      ------    ------     -------     -----   ------
Net income                            36,985    26,408      11,445     8,791    5,905
Preferred dividends paid               7,934     4,025           -         -       -
                                      ------    ------      -------    -----   ------
Net income available for common
  shares                             $29,051   $22,383      $11,445    $8,791  $5,905
                                      ------    ------      -------    ------  ------

Weighted average common shares        26,430     7,268       10,652     9,326   9,480
Weighted average fully diluted
 common shares                        32,562    20,381       10,769     9,449   9,606
Net income per common share           $ 1.10    $ 1.30       $ 1.07     $ .94   $ .62
Common dividends paid                $33,467   $16,934       $7,285    $4,116  $3,779
Common dividends paid per share       $ 1.25     $ .90        $ .66     $ .44   $ .40
                                                      December 31,
                                     -------------------------------------------------
                                        1994       1993        1992       1991    1990
                                     -------   --------     -------     ------  -------
Balance Sheet Data
Properties, at cost                  $815,306   $565,111     $220,615   $132,355 $103,981
Mortgage backed securities                  -          -            -    115,973  196,620
Total assets                          806,655    562,172      235,695    262,881  318,947
Debt related to mortgage
  backed securities                         -          -            -    112,854  185,118
Senior Notes                           120,000   120,000            -          -        -
Other debt                              92,810    37,173       117,596     70,939   61,633
Total shareholders' equity             584,851   397,715       106,831     73,919   66,302

Other Data
Funds from operations                  $54,588    $28,790       $12,853    $10,027  $6,316
Funds from operations
  available to common                   46,654     24,765        12,853     10,027   6,316
Apartment units acquired
  during year                            4,872      7,452         2,845        986     592
Total apartment units at end
  of year                                18,851     13,979        6,527      3,708   2,722

Based on the recently published recommendations of a task force of the National Association of Real Estate Investment Trust, the Company defines funds from operations as net income computed in accordance with generally accepted accounting principles, excluding nonrecurring costs and net realized gains, plus depreciation of real property. Funds from operations should be considered along with, and not as a substitution for net income and cash flows as a measure of the Company's operating performance and liquidity.

Part II
Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

(In thousands except apartment and per share data)

Overview

  Over the past several years, Merry Land has significantly expanded its apartment holdings through an active program of acquisitions. The Company believes that its access to public and private debt and equity, its experience as an apartment operator, its knowledge of the Southern apartment markets and its acquisition expertise have allowed it to take advantage of favorable conditions to make acquisitions at attractive yields. Even though prices of apartments offered for sale have risen throughout 1993 and 1994, the Company believes that prices have recently subsided to levels which present continued favorable opportunities for both acquisition and development.
  The following table describes the growth of the Company's apartment holdings in recent years:

                    Dec. 31,       Dec. 31,        Dec. 31,
                    1994 Increase  1993 Increase   1992 Increase
                    -------------  -------------   -------------
 Units(1)             18,851  35%    13,979  114%     6,527  76%
 Cost(in thousands)
  (1)(2)            $796,364  44%  $554,444  165%  $209,549  73%

 ------------
 (1) Excludes condominium units held for sale.
 (2) Represents the total acquisition cost of the property plus the capitalized cost of improvements made subsequent to acquisition.

  In December 1994, the Company commenced a program of apartment development by buying three tracts of land on which it intends to build high quality suburban garden apartments. The Company will build these communities using experienced apartment developers to provide development and construction management services. Construction on all three communities is expected to commence in the first half of 1995 with the first units expected to be available for occupancy later that year. The Company's present intention is to limit its financial commitment to development to no more than 10% of total assets.

Results of Operations for the Years Ended December 31, 1994,
1993 and 1992

  Rental Operations. The operating performance of the Company's apartments is summarized in the following table
(dollars in thousands except average monthly rent):

                    Change from
                    1993 to 1994  1994      1993      1992
                    ------------  -------   --------  -------
  Rents                     86%   $101,667   $54,565  $22,460
  Operating expenses        66%     27,578    16,572  6,954
  Taxes and insurance       99%      9,634     4,833  2,596
  Depreciation              99%     17,735     8,924  4,020
                            ---    -------    ------   ------
  Operating income          93%    $46,720   $24,236 $8,890
  Average occupancy(1)     2.3%      95.2%     92.9%  91.6%
  Average monthly rent(2)  7.3%       $591      $551   $472
  Expense ratio(3)        (2.6%)      36.6%    39.2%  42.5%
  ------------------

  (1) Represents the of average physical occupancy at each month end for the period held.
  (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December month end.
  (3) Represents total of operating expenses, taxes and insurance divided by rental revenues.

  Rental revenues and expenses have risen sharply with the Company's acquisition of new communities. The weighted average number of apartments owned rose to 16,415 in 1994 from 10,253 in 1993 and 5,118 in 1992. Most of the rental markets in which Merry Land operates are experiencing strong job growth and household formation, and occupancy levels and rent rates have risen. However, the 7.3% increase in portfolio average rental rates in 1994 from 1993 largely reflects the higher rents charged at the communities the Company acquired in 1993 and 1994, whose monthly rents averaged $626 at December 31, 1994, versus the total portfolio average of $591.
   Although construction starts of new apartment communities have increased in 1994, the Company believes demand continues to outstrip supply and expects a strong rental market to continue throughout 1995, with continued high occupancy and rising rent rates. The performance of the 6,527 units which the Company held for all of both 1994 and 1993 ("same store" results), is summarized in the following table (dollars in thousands except average monthly rents; see footnotes above):

<CAPTIONS>
                    Change from
                   1993 to 1994       1994     1993
                   ------------       ----     ----
  Rents                   8%       $40,407  $37,339
  Operating expenses    (5%)        12,225   12,911
  Taxes and insurance     4%         3,549    3,426
  Depreciation            5%         6,676    6,346
                         ---        ------   ------
                         23%       $17,957  $14,656

  Average occupancy     3.1%          95.7%    92.6%
  Average monthly rent  3.9%          $530     $510
  Expense ratio        (4.8%)         39.0%    43.8%

  Reflecting the strong rental markets, rental revenues and operating income for those properties held for all of both periods rose as a result of 3.1% higher occupancy and 3.9% higher rental rates. Operating expenses decreased $0.7 million in 1994 as compared to 1993. Of this decrease, $0.5 million came from a change in capitalization policy which resulted in the capitalization of certain expenditures which had previously been expensed, including painting the exteriors of apartment communities, replacement of mini blinds and replacement of vinyl. The remaining decrease in expenses came from lower personnel costs.
  For those 3,360 apartments owned by the Company for both 1993 and 1992, rental revenues increased $1.0 million or 6% in 1993 over 1992 as monthly rental rates increased 3.4% to $491 per month from $475 per month, while occupancy for those units rose to 93.2% for 1993 from 92.2% for 1992. Operating expenses rose $1.1 million, or 19%, due to charging the cost of ESOP contributions to the communities, rather than to corporate overhead, and to higher maintenance expenditures, which included painting the exterior of three more communities than in the prior year. Taxes and insurance expense rose 8% while depreciation rose 2%.
  Mineral Royalty and Commercial Property Income. These amounts rose to $1.4 million in 1994 and $1.6 million in 1993 from $1.0 million in 1992 largely as the result of the sale of sand under a contract which has now expired. Mineral royalties in 1995 should total less than half of 1994 amounts.

  Interest and Dividend. Income Interest and dividend income totaled $2.4 million for 1994 as compared to $2.5 million for 1993 and $5.9 million in 1992. Interest and dividend income includes interest received on temporary investments, notes receivable, and dividends earned on equity securities investments. The 1992 amount included interest on the Company's portfolio of mortgage backed securities, which was disposed of in that year.

  Interest Expense. Interest expense totaled $10.4 million for 1994, up from $5.6 million for 1993 and $5.8 million for 1992. The increase resulted both from an increase in the amount of debt outstanding and from higher interest rates. Average debt outstanding rose to $165.2 million in 1994 from $95.2 million in 1993 and $74.2 million in 1992, primarily as a result of financing apartment purchases. The 1992 amount included funds used to finance the mortgage backed securities portfolio. The weighted average interest rate charged on all the Company's debt increased to 6.4% for 1994 from 5.4% for 1993 and 5.0% for 1992, primarily as a result of the Company's shift to higher cost fixed rate debt from variable rate financing and also because of rising short term rates. At December 31, 1994, $85.3 million of the Company's $212.8 million of outstanding debt was at variable interest rates, and $9.9 million of this amount was tax exempt financing bearing interest at 75% of prime.

  General and Administrative Expenses. In 1994, general and administrative expense totaled $1.8 million, versus $1.4 million for 1993 and $1.3 million in 1992. In 1994 general and administrative expenses equaled 1.7% of rental revenues, down from 2.6% for 1993 and 5.6% in 1992. The decrease in this ratio is attributable to increased operating efficiency as the Company's overhead was spread over more apartment units. The Company expects that as it continues to grow, even though general and administrative expenses will increase in absolute terms, such expenses will continue to decline as a percentage of revenues. In 1994, the Company began charging the cost of property management activities conducted at the regional and corporate level to rental expense. Previously, such expenses had been included as part of general and administrative expenses. Results for both 1993 and 1992 have been presented on a basis consistent with 1994 expenses.

  Non Recurring Costs. In 1994, the Company reserved $0.2 million as the estimated potential cost of its share of a possible environmental investigation of a landfill located on land the Company owns in Richmond County, Georgia. (See "Part I, Item 2 -Properties - Environmental Matters"). In 1993 the Company sold $120.0 million of 6.625% unsecured senior notes and used the $119.0 net proceeds to repay substantially all other debt. Prepayment penalties and the cost of closing out an interest rate swap agreement totaled $1.3 million.

  Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $0.5 million for 1994, $8.0 million for 1993 and $2.7 million in 1992. Gains in 1994 came from the sale of securities and real estate. Gains in 1993 resulted primarily from the sale of thrift stocks and in 1992 from the sale of mortgage backed securities.

  Net Income. Net income totaled $37.0 million for 1994, $26.4 million in 1993, and $11.4 million for 1992. Net income available for common shareholders totaled $29.1 million for 1994, $22.4 million for 1993, and $11.4 million for 1992. The increases in net income and net income available for common shareholders for 1994 when compared to 1993 arose principally from substantially increased operating income from apartments, which were partially offset by lower levels of gains recognized on sales of assets. Net income per share for 1994 fell to $1.10 from $1.30 in 1993 as a result of various factors, including the lower level of gains recognized, increased depreciation and the increased number of shares outstanding. The increase in net income for 1993 as compared to 1992 arose both from increased operating income from apartments and from greater gains recognized on the sale of assets, principally securities.

  Dividends to preferred shareholders. Dividends to preferred shareholders totaled $7.9 million for 1994 and $4.0 million in 1993. The increase in preferred dividends arose from the sale of preferred stock during the two years. In June 1993, the Company sold 4.6 million shares of Series A Cumulative Convertible Preferred Stock in a public offering. In November 1994, the Company completed a private placement of 4.0 million shares of its Series B Preferred Stock. During 1994, holders of Series A Preferred Stock converted 2.1 million shares of the Series A Preferred Stock into approximately 2.8 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend..

  Funds From Operations. The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on recently published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation which reduced the Company's funds from operations by $0.5 million in 1994, $0.2 million in 1993 and $0.04 million in 1992.
  Funds from operations rose 90% to $54.6 million for 1994 as compared to $28.8 million for 1993, and $12.9 million for 1992. These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings.
  The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                  1994       1993      1992
                                  ----        ----     ----
  Net income                     $36,985   $26,408  $11,445
  Less preferred dividends paid    7,934     4,025        _
                                  ------    ------   ------
  Net income available for common
  shares                          29,051    22,383   11,445

  Add depreciation of real estate
  owned                           17,877     9,066    4,156
  Add non-recurring costs            200     1,308        _
  Less net realized gains            474     7,992    2,748
                                --------  -------- --------

  Funds from operations available to
     common shares                46,654    24,765   12,853
  Add preferred dividends          7,934     4,025        _
                                 -------   -------  -------
  Funds from operations-fully
    diluted                      $54,588   $28,790  $12,853
                                 -------   -------  -------

  Weighted average common shares outstanding-
     primary                      26,430    17,268   10,652
     fully diluted                32,562    20,381   10,753

  Funds from operations per share-
     primary                       $1.77     $1.43    $1.21
     fully diluted                 $1.68     $1.41    $1.20

Liquidity and Capital Resources

  Merry Land's financial strategy is to buy apartment communities for cash, using amounts drawn on its unsecured line of credit, and subsequently to raise funds in the capital markets to permanently finance these investments. The Company completed a number of such acquisition and funding cycles in recent years and expects to continue to fund its acquisition and development activities in this manner.
  In 1994, the Company acquired 4,872 apartment units for $226.2 million and funded these purchases initially by liquidating temporary investments and borrowing funds under its line of credit.
  On June 30, 1994, the Company completed a public offering of 4.6 million shares of common stock at a price of $20.25 per share, for net proceeds of $87.5 million. Of this amount, $58.7 million was used to repay debt incurred in the acquisition and improvement of apartments and the remainder was used for further acquisitions.
  On November 1, 1994, the Company completed the private placement of $100.0 million of its $2.205 Series B Cumulative Convertible Preferred Stock for net proceeds of $96.7 million, and used this amount to pay in part for the $154.4 million apartment portfolio acquired on November 18, 1994. The remainder of the purchase price was financed with the Company's line of credit.

  Common Stock Repurchases. In December 1994, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock. The Board took this action because in its judgment the Company's stock price had fallen significantly below price levels which the Board felt were appropriate. The Company bought and retired 175,440 shares for approximately $3.1 million, an average price of $17.94 per share. The Company discontinued the repurchase program as the stock price rose over the last weeks of the year.

  Financial Structure. At December 31, 1994, debt equaled 27% of total capitalization at cost, and 20% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                 % of   Market%  of
                       Cost      Total  Value   Total
                       -------   -----  ------ ------
  Advances under line
   of credit            $57,600    8%  $57,600    5%
  Repurchase agreements  17,375    2%   17,375    2%
  Mortgage loans         17,835    2%   17,835    2%
  6.625% Senior notes   120,000   15%  120,000   11%
                        -------   ---  -------   ---
   Total debt           212,810   27%  212,810   20%

  Common and preferred
    equity             584,851    73%   850,245  80%
                       -------          -------


   Total
     capitalization   $797,661  100% $1,063,055 100%
                      --------  ---- ---------- ----

- - ------------------
   (1) Assumes conversion of all preferred stock outstanding into common stock.

  Merry Land's primary commercial bank provides the Company with a $100.0 million unsecured line of credit for property acquisitions and other general corporate purposes. This line bears interest at 0.65% over the 30 day LIBOR rate, matures on September 30, 1995, and, subject to the bank's approval, is expected to be renewed annually. At December 31, 1994, the Company had $42.4 million available under this line of credit. The Company is negotiating with a group of banks to obtain a syndicated credit facility in addition to the existing line.
  It generally is not the practice of the Company to finance its acquisitions using mortgage debt. At times, however, the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. During 1994, the Company repaid approximately $19.2 million of mortgage debt previously assumed in property acquisitions of prior years. Repurchase agreements are borrowings secured by the Company's temporary investments in U.S. Treasury Notes. The Company's Preferred Stock, and implicitly its senior notes, are rated investment grade by Standard & Poor's Corporation and Moody's Investors Service, Inc.

  Liquidity. Merry Land expects to meet its short-term liquidity requirements with the net cash flow provided by operating activities and with its line of credit. The Company believes that its primary short-term liquidity needs are operating expenses, capital improvements, debt service payments, dividend payments and current requirements of its program of new apartment development. The Company expects to meet its long-term liquidity requirements, including additional borrowings and the issuance and sale of debt or equity securities in the public and private markets. The Company is limited in the amount of debt it may incur under the terms of its existing loan agreements. At December 31, 1994, the Company's loan agreements would have allowed it to borrow an additional $180 million on an unsecured basis.

  Cash Flows. Operating cash flow has grown significantly with the expansion of the Company's apartment holdings. Operating cash flow grew to $56.1 million in 1994 from $30.9 million in 1993 and $14.3 million in 1992. Sales of common and preferred stock, however, have been the largest source of cash for the past three years. The primary use of cash has been for new apartment acquisitions and improvements. Dividends paid in 1994 and 1993 increased from levels in prior years due to an increase in the average amount of stock outstanding during 1994 and 1993, and in the case of the Company's common stock, an increase in the quarterly dividend per share from $0.15 for the first quarter of 1992 to $0.35 for the last quarter of 1994.
  The following table summarizes cash flows for 1994, 1993, and 1992 (in thousands):

                             Sources and Uses of Cash:
                             Year Ended December 31,
                             --------------------------
                             1994        1993      1992
                             --------    ------    ------
Operating activities          $  56,099  $ 30,911  $  14,256
Net sales of securities
 and temporary investments            _     1,659     99,913
Sales of common and preferred
 stock                          187,939   283,560     27,703
Net borrowings                   55,637     1,429          _
Other                               576    10,677     20,724
                               --------  --------   --------
  Total sources                 300,251   328,236    162,596

Acquisitions of and improvements
   to properties              (250,263)  (307,048)  (88,841)
Dividends paid                 (41,401)   (20,959)   (7,666)
Net repayment of debt                _          _   (66,197)
Net purchase of temporary
investments                     (8,447)         _          _
                               --------  --------  ---------
  Total uses                 $(300,111) $(328,007) $(162,704)

  Capital Expenditures. The Company capitalizes the cost of expenditures for the acquisition or development of additional productive assets and for expenditures which significantly increase the revenue producing capability or which reduces the cost of operating such assets. Normal operating costs are expensed as incurred. Certain items which are replaced on a regular basis, but which have lives of more than one year, such as carpet, vinyl flooring and exterior repainting, are capitalized. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of such properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership.

  Inflation. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Merry Land & Investment Company, Inc.:

     We have audited the accompanying balance sheets of Merry Land & Investment Company, Inc. (a Georgia corporation) as of December 31, 1994 and 1993 and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period end December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merry Land & Investment Company, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                          /s/ Arthur Andersen LLP
                                              Arthur Andersen LLP



Atlanta, Georgia
January 13, 1995

Part II
Item 8 - Financial Statements and Supplementary Data

              Merry Land & Investment Company, Inc.
                         BALANCE SHEETS
                         (In thousands)
                                               December 31,
                                           ---------------------
                                                1994        1993
                                           --------- -----------
                                                     <C
PROPERTIES AT COST
  Apartments                                $796,436 $  554,589
  Development in progress                      8,129          _
  Commercial rental property                   6,040      6,047
  Land held for investment or future
   development                                 3,831      3,884
  Operating equipment                            870        591
                                            --------   --------
                                             815,306    565,111
  Less accumulated depreciation and
   depletion                                (41,874)    (23,899)
                                            --------   --------
                                             773,432    541,212
CASH AND SECURITIES
  Cash                                           718        578
  Marketable securities                       27,716     15,868
                                             -------    -------
                                              28,434     16,446
OTHER ASSETS
  Notes receivable                               941      1,058
  Deferred loan costs                          2,066      2,412
  Other                                        1,782      1,044
                                             -------    -------
                                               4,789      4,514
                                             -------    -------
TOTAL ASSETS                                $806,655   $562,172
                                             -------    -------

NOTES PAYABLE
  Mortgage loans                           $  17,835 $   37,173
  6.625% Senior notes                        120,000    120,000
  Note payable-credit line                    57,600          _
  U.S. Treasury repurchase agreement          17,375          _
                                             -------    -------
                                             212,810    157,173
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                             2,224      1,988
  Resident security deposits                   3,012      2,344
  Accrued property taxes                       1,205        635
  Other                                        2,553      2,317
                                             -------    -------
                                               8,994      7,284
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 20,000
  shares authorized; 2,516 shares $1.75
  Series A Cumulative Convertible shares
  issued and outstanding,  $25.00 per share
  liquidation preference                      62,908    115,000
Preferred stock, no par value, 20,000 shares
  authorized; 4,000 shares $2.205 Series B
  Cumulative Convertible shares issued and
  outstanding, $25.00 per share
  liquidation preference                     100,000          _
Common stock without par value at $1 stated
  value, 50,000 shares authorized; 30,744 and
  22,826 shares issued and outstanding at
  December 31, 1994 and 1993                  30,744     22,826
  Capital surplus                            375,170    236,369
  Cumulative undistributed net earnings       23,112     27,529
  Notes receivable from stockholders and
   ESOP                                      (10,283)    (4,009)
  Unrealized gain on securities                3,200          _
                                             584,851     397,715
                                             -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $806,655    $562,172
                                             -------     -------

The accompanying notes are an integral part of these statements.

Part II
Item 8 -Financial Statements and Supplementary Data

              Merry Land & Investment Company, Inc.
                      STATEMENTS OF INCOME
              (In thousands, except per share date)


                                       Years Ended December 31,
                                  ---------------------------------
                                     1994     1993      1992
                                  ---------  -------   ------------
INCOME
Rental income                    $102,352    $55,262   $23,130
Mineral royalties                     817        919       349
Mortgage interest                      95        510     4,662
Other interest                      2,070      1,709       910
Dividends                             275        244       346
Other income                           25         10       196
                                 --------    -------   -------
                                  105,634     58,654    29,593

EXPENSES
Rental expense                     27,953     16,996     7,332
Interest                           10,394      5,640     5,788
Depreciation - real estate         17,877      9,066     4,156
Depreciation - other                  122         59        41
Amortization - financing costs        348        121         3
Taxes and insurance                10,456      5,615     2,272
General and administrative expense  1,773      1,433     1,304
Other non-recurring expense           200       ,308         _
                               ----------  --------- ---------
                                   69,123     40,238    20,896
                               ---------- ---------- ---------
Income before net realized gains   36,511     18,416     8,697
Net realized gains                    474      7,992     2,748
                               ---------- --------------------
NET INCOME                         36,985     26,408    11,445

Dividends to preferred share-
  holders                           7,934      4,025         _
                               ----------  --------- ---------
NET INCOME AVAILABLE
  FOR COMMON SHARES               $29,051    $22,383   $11,445
                               ----------   --------  --------
Weighted average
  common shares outstanding        26,430     17,268    10,652
Weighted average
  common shares - fully diluted    32,562     20,381    10,652

NET INCOME - PER SHARE              $1.10      $1.30     $1.07
FULLY DILUTED                       $1.10      $1.30     $1.07
                                    -----      -----     -----
CASH DIVIDENDS DECLARED
PER COMMON SHARE                    $1.25      $0.90     $0.66

The accompanying notes are an integral part of these statements.

Part II
Item 8 - Financial Statements and Supplementary Data

              Merry Land & Investment Company, Inc.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands)
                                                                                        Total
                                                                          Cumulative    Stock-
                                   Preferred Stock Common Stock   Capital Undistributed holders
                                    Shares Amount  Shares  Amount Surplus Net Earnings  Equity
                                    -------------  -------------- ------- -----------  ------
Balance, December 31, 1991             _       _   9,397 9,397      47,033     17,489     73,919
1992 net income                        _       _       _     _           _     11,445     11,445
Sale of common stock                   _       _   2,910 2,910      24,230          _     27,140
Common stock issued in conversion
  of debentures                        -       -      64    64         473          _        537
Common stock dividends ($.66
  per share)                           _       _       _     _           _    (7,285)    (7,285)
Common stock dividends reinvested      _       _     145   145       1,224          _      1,369
Exercise of stock options              _       _      59    59         278          _        337
                                  ------  ------  ------ ------     ------    -------    -------
                                       _       _  12,575 12,575     73,238     21,649    107,462
Decrease in net unrealized loss on
 marketable equity securities          _       _       _      _          _        431        431
Notes receivable from stock-
 holders                               _       _       _      _     (1,062)         _    (1,062)
                                   ----- -------  ------  -----      ------  --------    -------

Balance, December 31, 1992             _       _  12,575  12,575     72,176    22,080    106,831
1993 net income                        _       _       _      _           _    26,408     26,408
Sale of common stock                   _       _   9,950   9,950    164,962         _    174,912
Sale of preferred stock            4,600  115,000      _      _     (5,781)         _    109,219
Common stock issued in
   conversion of debentures            _        _      55     55        410         _        465
Sale of common stock to employees      _        _     135    135      1,910         _      2,045
Increase in notes receivable from
 stockholders                          _        _       _      _    (1,838)         _    (1,838)
Common stock dividends ($.90 per
 share                                 _        _       _      _          _  (16,934)   (16,934)
Common stock dividends reinvested      _        _      99     99      1,661         _      1,760
Preferred stock dividends($.875
 per share)                            _         _      _       _         _   (4,025)    (4,025)
Stock purchase plan                    _         _      9       9       164         _        173
Common stock redeemed                  _         _    (72)    (72)  (1,480)         _    (1,552)
Sale of common stock to ESOP           _         _     75      75     1,284         _      1,359
Increase in notes receivable
  from ESOP                            _         _      _       _   (1,108)         _    (1,108)
                                 -------  -------- ------  ------   -------   -------    -------
Balance, December 31, 1993         4,600   115,000 22,826  22,826   232,360    27,529    397,715
1994 net income                          _       _      _       _         _    36,985     36,985
Sale of common stock                   _         _  4,600   4,600    82,907         _     87,507
Sale of preferred stock            4,000   100,000      _       _   (3,288)         _     96,712
Common stock issued in
  conversion of preferred
  stock, Series A                (2,084)  (52,092)  2,792   2,792    49,300         _         _
Sale of common stock to
  employees                           _         _     389     389     6,888         _      7,277
Purchase of common stock
  from employees                      _         _      (9)     (9)    (186)         -      (195)
Increase in notes receivable from
 stockholders                         _         _       _        _  (6,687)         _    (6,687)
Common stock dividends                _         _       _        _        _  (33,467)   (33,467)
Common stock dividends reinvested     _         _      194     194    3,741        _       3,935
Preferred stock dividends             _         _        _       _        _   (7,934)    (7,934)
Stock purchase plan                   _         _      128     128    2,411         _      2,539
Common stock redeemed                 _         _    (176)   (176)  (2,972)         _    (3,148)
Decrease in notes receivable from
 ESOP                                 _         _        _       _      412         _      412
Unrealized gain on securities         -         -        -       -    3,200         -    3,200
                                  -----    ------   ------  ------  -------    ------  -------

Balance, December 31, 1994          6,516 162,908  30,744  30,744  368,086    23,113  584,851
                                    ===== =======  ======  ======  =======    ======  =======

The accompanying notes are an integral part of these statements.

Part II
Item 8 - Financial Statements and Supplementary Data

              Merry Land & Investment Company, Inc.
                    STATEMENTS OF CASH FLOWS
                         (In thousands)
                                      Years Ended December 31,
                                 -----------------------------
                                      1994       1993     1992
                                 ---------  ------------------
OPERATING ACTIVITIES:
  Rents and royalties received    $103,149    $56,347  $23,460
  Interest received                  2,011      2,035    6,535
  Dividends received                   275        244      346
  Rental expense                   (27,804)   (15,988)  (7,182)
  General and administrative
   expense                          (1,229)    (1,767)  (1,183)
  Interest expense                 (10,158)    (4,395)  (6,614)
  Property taxes and insurance
   expense                         (10,282)    (5,880)  (1,787)
  Other                                137        315      681
                                   -------     ------   ------
  Net cash provided (used) by operating
   activities:                      56,099     30,911   14,256

INVESTING ACTIVITIES:
  Principal received on notes
   receivable                          116    10,272      329
  Monthly principal receipts on
   mortgage backed securities            _          _   19,506
  Sale of marketable securities and
   temporary investments             7,030   117,494   107,391
  Purchase of temporary invest-
   ments                           (15,477) (115,835)   (7,478)
  Acquisition of and improvements
   to properties                  (250,263) (307,048)  (88,841)
  Sale of real estate                  302       428       856
  Other                                158       (23)       33
                                   -------    -------   ------
  Net cash provided (used) by
   investing activities:          (258,134)  (294,712)  31,796

FINANCING ACTIVITIES:
  Net borrowings (repayments) -
    repurchase agreements           17,375          _ (112,854)
  Net borrowings (repayments) -
   bank debt                        57,600   (109,358)  46,770
  Net borrowings - senior notes          _    119,025        _
  Repayments of mortgage loans     (19,338)    (8,238)    (113)
  Cash dividends paid - common     (33,467)   (16,934)  (7,666)
  Cash dividends paid - preferred,
    Series A                        (6,454)    (4,025)       _
  Cash dividends paid - preferred,
    Series B                        (1,480)         _        _
  Sale of common stock -  public
   offerings                        87,507    171,949    26,334
  Sale of common stock - reinvested
   dividends                         3,935      1,760     1,369
  Sale of common stock - stock
   purchase plan                     2,538        173         _
  Sale of common stock - employees     395        459         _
  Sale of preferred stock - public
    offering                        96,712    109,219         _
  Common stock retired              (3,148)         _         _
                                   --------   -------    ------
  Net cash provided by financing
   activities                      202,175    264,030   (46,160)
                                   -------    -------   -------
NET INCREASE (DECREASE) IN CASH                   140       228
(108)

CASH AT BEGINNING OF PERIOD            578        349       457
                                   -------    -------   -------

CASH AT END OF PERIOD            $     718  $     57   $    349
                                   =======     ======   =======

Item 8 - Financial Statements and Supplementary Data
Statements of Cash Flows (Continued)

     Reconciliation of Net Income to Cash Flows from Operating
                           Activities

                                      Years Ended December 31,
                                    -------------------------
                                      1994     1993      1992
                                    ------  -------   -------
Net income                         $36,985 $ 26,408   $11,445
Adjustments to reconcile net
 income to net cash
 provided by operating activities:
 Depreciation and amortization      18,347    9,246      4,200
 (Increase) decrease in interest and
   accounts receivable                (110)    (168)       943
 (Increase) decrease in other assets  (282)      (9)       201
 Inrease (decrease) in accounts
   payable and accrued interest       1,479    3,426        38
 Gain on the sale of mortgage backed
   securities                             _       _     (1,903)
 Gain on the sale of marketable
   securities                         (201)  (6,961)      (385)
 Gain on the sale of real estate      (273)  (1,031)      (460)
 ESOP contributions                    154        _        177
                                   -------  -------    -------
 Net cash provided by operating
 activitiesn                       $56,099    $30,911  $14,256
                                    ======   ======     ======

The accompanying notes are an integral part of these statements.

Part II
Item 8 - Financial Statements and Supplementary Data

              MERRY LAND & INVESTMENT COMPANY, INC.
                  Notes to Financial Statements

1. Nature of Business
  Merry Land & Investment Company, Inc. is a real estate investment trust, which invests in upscale apartment communities located primarily in Florida, Georgia, North Carolina and South Carolina. At December 31, 1994 the Company owned 71 apartment communities containing 18,851 units in twenty five cities and eight states. In past years it invested in mortgage backed and other securities, most of which were sold by 1992.
  As a qualified REIT, the Company pays no corporate income taxes on earnings distributed to stockholders. It must specialize in investments in real estate and real estate mortgages, meet certain requirements as to stock ownership, gross income and asset mix. The Company is self administered and has no affiliated advisor, sponsor, or property manager.
  Information on the Company's real estate and securities investments follows for the years ended (in thousands):

                      Mortgage Backed    Other
Real Estate           Securities      Securities      Total
- - -----------           ----------      ----------      -----
December 31, 1994
  Revenues             $103,469        $       _      $ 2,165    $105,634
  Rental expenses,
    property tax,
     and insurance       38,300                _           110     38,410
  Depreciation and
    amortization         18,347                _             _     18,347
  Interest expense            _                _             _     10,394
  Net realized gains        273                _           201        474
  Net income                  _                _             _     36,985
  Assets                778,221                _        28,434    806,655
  Capital
    expenditures        250,263                _             _    250,263
December 31, 1993
  Revenues           $   56,702        $       _      $   1,952  $ 58,654
  Rental expenses,
    property tax, and
   insurance             21,902                _            181    22,083
  Depreciation and
    amortization          9,246                _              _     9,246
  Interest expense            _                _              _     5,640
  Net realized gains      1,032                _          6,960     7,992
  Net income                  _                _              _    26,408
  Assets                546,118                _         16,054   562,172
  Capital
    expenditures        307,048                _              _   307,048
December 31, 1992
Revenues              $  24,354       $    3,983      $   1,256  $ 29,593
  Rental expenses,
    property tax, and
     insurance            9,573                _              _     9,573
Depreciation and
  amortization            4,200                _              _     4,200
Interest expense              _                _              _     5,788
Net realized gains          460            1,903            385     2,748
Net income                    _                _              _    11,445
Assets                  217,512                _         18,183   235,695
Capital expenditures      88,841               _              _    88,841


  Assets not specifically identified with securities have been allocated to real estate. All general and administrative expenses have been allocated to the Company's real estate activities. Interest expense is not specifically identified with real estate or securities investments since the Company funds its business on an overall basis.

2. Summary of Significant Accounting Policies

   Recognition of Income
     The Company leases its apartment properties generally for terms of one year or less. Rental income is recognized when paid.
   Depreciation and Amortization
     Depreciation of buildings and equipment is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

          Apartments                     40-50  years
          Land improvements                 50  years
          Commercial rental buildings    40-50  years
          Furniture, fixtures, equipment
           and carpet                     5-10  years
          Operating equipment              3-5  years

     Straight line and accelerated methods are used for income tax reporting purposes. Betterments, renewals and extraordinary repairs that extend the lives of assets are capitalized; other repairs and maintenance are expensed.

   Income Taxes
     As a real estate investment trust, the Company does not pay income taxes on its distributed income. It does pay income taxes on that income which is not distributed, and it may be subject to excise taxes on income distributed after certain dates. See Note 8 where income taxes are discussed further.

   Earnings Per Share and Share Information
     Earnings per share are computed on the basis of the weighted average number of shares outstanding during the year. Earnings per share assuming full dilution are computed based on the assumption that convertible preferred stock was converted at the beginning of the year with an applicable reduction in preferred dividends.

3. Marketable Securities

     The cost and market value of securities by major classification at December 31 were as follows:

                            1994             1993              1992
                       ---------------   --------------   ----------------
                       Cost     Market   Cost    Market   Cost      Market
                       ----     ------   ----    ------   ----      ------
Financial institutions
 common stock and
 debentures            $ 3,323  $ 7,702  $ 5,825  $11,888  $10,567   $18,658
U.S. Treasury Notes     21,193   20,014    8,293    8,250        _        _
Repurchase Agreements       _        _     1,750    1,750        _        _
                       ------   -------  -------   -------  -------  -------
                       $24,516  $27,716  $15,868   $21,888  $10,567  $18,658
                       -------  -------  -------   -------  -------  -------

   In 1994, the Company sold 86,500 shares of First Financial Holdings for a gain of $0.7 million, and sold $6.0 million of Treasury Notes for a loss of $0.7 million. On January 1, 1994, the Company adopted SFAS 115 and reports its marketable securities at market value with unrealized gains and losses as a separate component of shareholder's' equity. Changes in net unrealized gains are recorded as adjustments to this account and not as credits or charges to earnings.
4. Notes Receivable

     Notes receivable at December 31 were as follows (in thousands):

                                        1994        1993
                                       ----         ----
     9% to 11.5% mortgage notes,
      amortizing, balloon payments
      due 1995-1996                    $159      $   195
     10% mortgage notes, amortizing,
      balloon payments due 1995 and
      2002                              782          863
                                       ----       ------
                                       $941       $1,058

   At December 31, 1994, maturities of notes receivable were as follows (in thousands):

               1995                            755
               1996                             36
               1997                              _
               1998                              _
               1999                              _
               2000 and thereafter             150
                                               ---
                                              $941
                                               ---

  The Company estimates that the fair value of its notes receivable approximates their carrying value.

5. Borrowings and Assets Subject to Lien

      Borrowings outstanding at December 31 were as follows (in thousands):

                                             1994       1993
                                            ----        ----
     Senior notes (a)                   $120,000   $ 120,000
     Mortgage loan due to a pension
       fund at fixed rates (b)             7,510      26,848
     Mortgage loans due to a financial
       corporation at variable rates (c)  10,325      10,325
     Advances under unsecured lines of
       credit (d)                         57,600           _
     Repurchase agreements                17,375           _
                                        --------    --------
                                        $212,810    $157,173
                                        --------     -------

   (a) 6.625% unsecured notes, interest payable semi-annually, principal installments of $40 million each due 1999, 2000, and 2001.
   (b) Secured by Lakeridge Apartments at interest rate of 8.38% with principal amortizing monthly and a balloon payment due in 2000.
   (c) Secured by Claire Point Apartments at a variable rate of 75% of prime due in annual installments in 1996 through 2000.
   (d) Drawn on an unsecured $100.0 million line of credit bearing interest at LIBOR + 0.65%, 6.65% at December 31, 1994, due
       September 30, 1995.

   Maturities of borrowings at December 31 were as follows (in thousands):

               1995                       75,043
               1996                          148
               1997                          279
               1998                          286
               1999 and thereafter       137,054
                                         -------
                                        $212,810
                                         -------

6. Mineral Leases

     The Company entered into a clay lease with Boral Bricks, Inc. ("Boral") for a term of 40 years from January 1, 1981 to December 31, 2020. Each year the royalty rate is adjusted for any change in the Producer Price Index for Crude Materials Less Agricultural Products. The royalty rate for 1994 was $.45 per ton mined. The clay lease further provides that if the clay is exhausted before December 31, 2020, and prior to 36 million tons being mined, the Company is obligated to obtain other clay deposits within 20 miles of the Augusta brick plant of Boral and to subject such deposits to the clay lease. From 1981 through 1994, 7,711,200 tons of clay have been mined under the terms of this lease. The Company also leases land in Richmond County, Georgia, to a building materials firm which mines sand and gravel on the tract.

7. Income Taxes

     As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company distributed the required amounts of income for the periods reported. Accordingly, no provision for income taxes is required.
   The Company's taxable income differs from its income reported in the accompanying financial statements because of the difference in the timing of recognition of certain items of income and expense for tax purposes. A reconciliation of tax and book income follows:

                               1994     1993      1992
                              ------    -----     -----
  Net income                $36,985   $26,408    11,445
  Adjustment of securities
    to market value               _       457     (206)
  Excess of tax over account-
   ing depreciation          (5,724)   (9,847)   (4,098)
  Other                        (94)       218     (122)
                            -------   -------    ------
  Estimated taxable income  $31,167   $17,236    $7,019
                            -------   -------    ------

8. Incentive Stock Option Plan

     Under the Company's incentive stock option plan, at December 31, 1994, there were 5,000 shares available for grant and there were 57,000 exercisable options outstanding. Options granted under the plan expire ten years from date of grant and may not be exercised at a rate greater than 20% per year. Shares under option which subsequently expire or are canceled are available for subsequent grant. The option price is equal to the market price of the shares on the date of the option grants.
   Options outstanding for the years ended December 31, 1994, 1993, and 1992, are as follows:

Balance, December 31, 1992 (at between $5.00 and $8.25 per share)   55,000
Issued (at between $16.63 and $18.75 per share)                    125,000
Exercised (at between $5.00 and $8.25 per share)                   (25,000)
                                                                  --------
Balance December 31, 1993                                          155,000
Issued (at between $17.50 and $20.88 per share)                    400,000
Exercised (at $8.25 per share)                                      (9,000)
                                                                  --------
Balance December 31, 1994 (at between $8.25 and $20.88 per share)  546,000

     During 1993 and 1992, the Company loaned officers and employees approximately $0.1 million and $0.3 million, respectively, to exercise such options. The loans are secured by the shares purchased, carry a 0% interest rate, and are due upon demand. At December 31, 1994, the balance of such loans was $0.4 million.
     During 1994, 1993 and 1992, the Company loaned officers and employees $7.2 million, $2.0 million and $0.8 million respectively, to purchase shares of the Company's common stock. The terms of these loans are the same as for the loans to exercise options, as discussed above. The Company requires that at least two thirds of dividends paid on these notes be used to repay the indebtedness. $0.5 million, $0.3 million and $0.1 million was repaid in 1994, 1993 and 1992. At December 31, 1994, the balance of such loans was $9.3 million.

9. Employee Stock Ownership Plan

     The Company maintains an Employee Stock Ownership Plan. Under the plan, the Company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the Company. The amount of the annual contribution is discretionary. The Company contributed $0.5 million, $0.3 million and $0.2 million in 1994, 1993 and 1992. In 1993, the Company advanced the ESOP $1.4 million to buy 75,000 shares of common stock on the open market. The note bears an interest rate equal to the thirty-day LIBOR rate and is due November 30, 2000. At December 31, 1994, the balance of this note was $0.7 million.

10. Preferred Stock

  On November 1, 1994, the Company sold 4.0 million shares of Series B Cumulative Convertible Preferred Stock for net proceeds of $96.7 million. The Series B Preferred Stock was sold in a private placement to a small group of institutional investors. It has an annual dividend rate of $2.205 per year, payable quarterly, and is convertible into common shares at a conversion price of $21.04 per common share (equivalent to a conversion rate of 1.188 shares of common stock for each share of preferred). The Series B Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common stock after October 31, 1999, provided the Company's common shares are trading above the conversion price of $21.04 per share. The shares were not registered under the Securities Act of 1933, but the Company has agreed to register them after April 2, 1995.
   In 1993, the Company sold to the public 4.6 million shares of Series A Cumulative Convertible Preferred Stock. The Series A Preferred shares have a liquidation preference of $25.00 per share and an annual dividend rate of $1.75 per year, payable quarterly. The shares are convertible into common shares at any time at the option of the holders at a conversion price of $18.65 per common share (equivalent to a conversion rate of 1.34 shares of common stock for each share of preferred stock). On or after June 30, 1998, the preferred shares will be redeemable for common shares, at the option of the Company at a conversion rate of 1.34 shares of common stock for each share of preferred stock. At December 31, 1994, 2,083,676 shares of Series A Preferred Stock had been converted into 2,792,118 shares of common stock.

11. Dividends

   In 1994, the Company paid dividends as follows:

                   Common Preferred A  Preferred B
                   ------ -----------  -----------

   March 31          $.30      $.4375    $  _
   June 30            .30       .4375       _
   September 30       .30       .4375       _
   December 31     $  .35    $  .4375     $.37
                    -----     -------     ----
      Total         $1.25     $1.7500     $.37

     Of the total dividends paid in 1994, 99.1% related to ordinary income and 0.9% related to capital gains. On January 16, 1995 the Company declared a $.35 per common share, $.4375 preferred A share, and $.55125 Preferred B share dividend payable on March 31, 1995.
   The Company has established a dividend reinvestment plan whereby any shareholder may elect to use all or a portion of cash dividends paid to acquire additional shares of the Company's common stock at a price equal to 95% of the higher of: (a) the high and low sales prices of the Company's common stock on the dividend payment date, or (b) the average of the daily high and low sales prices for the ten trading days prior to the dividend payment date. During 1994, 194,227 shares were issued at a total value of $3.9 million.
   In December 1993 the Company established a Stock Purchase Plan which provides holders of the Company's common stock and preferred stock with a method of purchasing additional common stock of the Company through optional cash payments without fees and at a 5% discount. Optional cash payments are subject to the limitation that the number of shares of common stock which can be purchased cannot exceed the number of shares of common and preferred stock owned by the shareholder. During 1994, 127,824 shares were issued for a total value of $2.5 million

12. Environmental Matters

  Portions of the Company's land holdings in Richmond County, Georgia were used by the County for two municipal landfills during the late 1960's and early 1970's. One site is comprised of 71 acres and the other, the "New Savannah Road Landfill", 96 acres. Both landfills were closed in the mid-1970's and have been held by the Company and its predecessors as unimproved land since that time. Although the sites were used primarily as municipal landfills, there have been reports that some industrial wastes may have been disposed of at the sites.
  In 1992, a contractor for the U.S. Environmental Protection Agency sampled air, surface water, soil and groundwater on the New Savannah Road landfill in order to determine whether there was any contamination on the site and whether the site should be placed on the federal National Priorities List for potential clean up. In October 1992, the EPA issued a report which indicated that some contamination was present in soil samples but that sufficient groundwater samples had not been taken to permit a complete evaluation of the site.
Accordingly, the report recommended that further action be taken which the Company believes would consist principally of additional testing of the site's groundwater and surface water. The Company has had no further contact with the EPA or its agents since that time and the site has not been included on the National Priorities List.
  Following the EPA's 1992 study, Merry Land retained an environmental consultant to conduct similar scientific studies of both sites The consultant reported that its study of the sites did not reveal the presence on either site of contaminants in amounts likely to result in the EPA listing either site on the NPL. After receiving the EPA's report, the Company's consultant also reviewed the EPA contractor's test results and confirmed its prior conclusions that the level of contamination discovered on the New Savannah Road landfill is not likely to result in the EPA listing this site on the NPL. However, the studies were limited in nature and did not represent an examination of all portions of the landfill sites. There can be no assurance that a more complete investigation, or further testing would not reveal higher levels or different types of contamination at the sites.
  On July 1, 1994, the Environmental Protection Division of the State of Georgia published its initial hazardous site inventory under the state's 1992 "Superfund" law, which requires investigation, and if appropriate, clean up of listed sites. The New Savannah Road landfill was included on this list in a category of sites identified as having released hazardous substances above reportable levels. The Company and its environmental consultants have evaluated the action by the State and have initiated discussions with the State of Georgia to determine whether it is appropriate for the New Savannah
Road Landfill site to be included on this list.
  Should further investigation or remedial action be required for the landfill sites, the Company believes that there will likely be other entities which will be responsible for a portion of the cost of the investigation or remediation. These entities include Richmond County, which operated the landfills, any identified company or municipality whose waste was placed in the landfills, and the company that owned the sites at the time of the disposal of the waste. In the third quarter of 1994, the Company recognized a non-recurring charge against income of $0.2 million associated with this matter. This is the amount which the Company believes to be the potential cost of its share of any expenses which may be incurred if further investigation of the New Savannah Road Landfill is required as a result of the action by the State of Georgia. There can be no assurance that the Company will not have material liability with respect to these landfill sites.

Part II

Item 9 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Part III

Item 10 - Directors and Executive Officers of the Registrant

Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange
Commission.

Item 11 - Executive Compensation
 Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange
Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange
Commission.

Item 13 - Certain Relationships and Related Transactions

Incorporated by reference to the Company's definitive proxy statement

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Merry Land & Investment Company, Inc.
     We have audited in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K, and have issued our report thereon dated January 13, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Arthur Andersen LLP
   Arthur Andersen LLP


Atlanta, Georgia
January 13, 1995

PART IV
Item 14-Schedule XI - Real Estate and Accumulated Depreciation for the Year Ending December 31, 1994:

              Initial Cost             Cost Capi-   Gross Amount which Carried
               to Company              talized      at December 31, 1994
              ----------------------                --------------------------
         En-                           Subsequent                                            Accumulated
         cum-                          to                                                      Deprecia-
         bran-           Buildings &   Acquisition               Buildings &          Total    ion        Date of   Date
         ces  Land       Improvements  Improvements Land         Improvements           (a)         (a)  Constr. Acquired
         ---  ---------- ------------  ------------ ----------   ------------   -----------    ---------  ------- -------
1.            $1,500,000   $12,712,085   $ 331,219   $1,500,000   $13,043,304   $14,543,304    $249,679    1987    1994
2.             3,576,000    15,671,192     751,084    3,576,000    16,422,276    19,998,276     686,808    1990    1993
3.             1,110,000     6,330,825     669,362    1,110,000     7,000,187     8,110,187     366,335    1988    1993
4.             3,840,000    17,219,224   1,123,689    3,840,000    18,342,913    22,182,913     854,830    1991    1993
5.             1,580,000    10,983,800     587,259    1,580,000    11,571,059    13,151,059     503,841    1988    1993
6.             2,120,000    13,195,900     563,670    2,120,000    13,759,570    15,879,570     600,231    1988    1993
7.               805,550     7,166,331     660,286      805,550     7,826,617     8,632,167   1,247,721    1982    1990
8.             1,503,000    13,553,192      84,725    1,503,000    13,637,917    15,140,917      33,834    1989    1994
9.             2,592,000    13,375,363     435,033    2,592,000    13,810,396    16,402,396     527,920    1991    1993
10.               65,000       259,675   1,487,951       65,000     1,747,626     1,812,626     431,083    1918(b) 1983
11.              954,000     9,083,755      61,552      954,000     9,145,307    10,099,307      22,557    1988    1994
12.            1,134,000    10,158,363      69,564    1,134,000    10,227,927    11,361,927      25,316    1987    1994
13.              700,000     5,620,292     708,616      700,000     6,328,908     7,028,908   1,357,002    1986    1990
14.     (e)    2,048,000     9,710,500     228,942    2,048,000     9,939,442    11,987,442     321,868    1986    1993
15.              891,000    10,883,905      67,793       891,000   10,951,698    11,842,698      26,678    1984    1994
16.            1,500,000    16,142,858     380,049     1,500,000   16,522,907    18,022,907     654,695    1991    1993
17.            1,936,000     7,939,000     975,229     1,936,000    8,914,229    10,850,229     295,404    1987    1993
18.            1,200,000     9,985,256     537,456     1,200,000   10,522,712    11,722,712     754,743    1989    1992
19.              635,000     2,901,168           0       635,000    2,901,168     3,536,168           0    1986    1994
20.            1,630,000    12,880,863     643,752     1,630,000   13,524,615    15,154,615     676,972    1990    1993
21.            1,008,000     5,133,133     816,350     1,008,000    5,949,483     6,957,483     301,779    1983    1993
22.            1,629,000    15,936,411     104,316     1,629,000   16,040,727    17,669,727      39,567    1987    1994
23.            1,260,000     8,584,736      51,061     1,260,000    8,635,797     9,895,797      21,767    1984    1994
24.            1,440,000     6,210,000     434,464     1,440,000    6,644,464     8,084,464     243,072    1985    1993
25.              325,000     6,001,731     688,991       325,000    6,690,722     7,015,722   1,457,078    1983    1986
26.              942,000     8,318,075     562,227       942,000    8,880,302     9,822,302     683,251    1990    1992
27.              752,000     9,759,351     431,336       752,000   10,190,687    10,942,687     778,801    1986    1992
28.              480,000     5,917,041     372,302       480,000    6,289,343     6,769,343     741,813    1985    1991
29.            1,323,000    12,864,616      73,785     1,323,000   12,938,401    14,261,401      31,855    1984    1994
30.              450,000     5,256,127     644,333       450,000    5,900,460     6,350,460     743,224    1987    1991
31.              990,000     9,016,445     554,202       990,000    9,570,647    10,560,647     665,566    1990    1992
32.            1,098,000    12,703,582      82,656     1,098,000   12,786,238    13,884,238      31,277    1987    1994
33.              485,100     4,371,125     249,484       485,100    4,620,609     5,105,709     327,887    1986    1992
34.            1,058,975     8,096,736     875,519     1,058,975    8,972,255    10,031,230   1,107,654    1984    1989(c)
35.    (d)     2,100,000     9,600,000     137,214     2,100,000    9,737,214    11,837,214     328,467    1991    1993
36.            1,314,000     9,978,363       8,378     1,314,000    9,986,741    11,300,741      25,069    1986    1994
37.            5,760,000    24,320,449     711,994     5,760,000   25,032,443    30,792,443     912,968    1990    1993
38.            2,016,000     8,518,000     390,141     2,016,000    8,908,141    10,924,141     309,915    1988    1993
39.            2,240,000    11,960,000     358,646     2,240,000   12,318,646    14,558,646     430,591    1988    1993
40.              351,001     4,159,438     855,985       351,001    5,015,423     5,366,424     992,263    1986    1986
41.              329,786     6,649,280     838,869       329,786    7,488,149     7,817,935   1,554,410    1983    1986
42.            2,432,000    14,107,966     313,203     2,432,000   14,421,169    16,853,169     577,613    1991    1993
43.              720,000     7,959,871   1,487,707       720,000    9,447,578    10,167,578   1,024,823    1984    1991
44.            1,640,000    12,945,374     488,627     1,640,000   13,434,001    15,074,001     545,693    1991    1993
45.              864,000     5,252,025   1,989,971       864,000    7,241,996     8,105,996     473,447    1984    1992
46.            2,171,000    18,535,275     137,645     2,171,000   18,672,920    20,843,920      90,878    1994    1994
47.              580,000     8,216,250     608,793       580,000    8,825,043     9,405,043   1,096,359    1986    1989
48.            1,988,000     9,663,149     577,378     1,988,000   10,240,527    12,228,527     485,259    1991    1993
49.              960,000     4,937,213     250,017       960,000    5,187,230     6,147,230     237,340    1986    1993
50.            1,530,000    18,062,088      59,204     1,530,000   18,121,292    19,651,292      44,237    1987    1994
51.            1,140,000     8,397,085     146,419     1,140,000    8,543,504     9,683,504     162,197    1989    1994
52.              360,000     4,235,504     753,954       360,000    4,989,458     5,349,458     927,065    1983    1990
53.              194,375     1,135,112     331,291       194,375    1,466,403     1,660,778     488,866    1950    1982
54.            1,536,000    13,614,751   1,045,671     1,536,000   14,660,422    16,196,422   1,059,635    1986    1992
55.            1,111,500     7,671,643      47,204     1,111,500    7,718,847     8,830,347      19,454    1986    1994
56.              411,500     6,891,173     712,234       411,500    7,603,407     8,014,907   1,615,666    1985    1985
57.              500,000     4,571,011     758,696       500,000    5,329,707     5,829,707     411,049    1986    1992
58.              800,000     5,214,004     394,207       800,000    5,608,211     6,408,211     691,425    1986    1991
59.            1,988,000     9,833,825     770,227     1,988,000   10,604,052    12,592,052     525,730    1987    1993
60.            1,520,000     9,414,575     122,465     1,520,000    9,537,040    11,057,040     152,985    1989    1994
61.              960,000    11,022,351     382,866       960,000   11,405,217    12,365,217     788,034    1991    1992
62.            3,024,000    15,027,450     893,585     3,024,000   15,921,035    18,945,035     779,061    1988    1993
63.            1,888,000    10,950,825     175,622     1,888,000   11,126,447    13,014,447     137,892    1989    1994
64.              448,000     6,490,069     705,563       448,000    7,195,632     7,643,632   1,151,954    1985    1988
65.            3,648,000    13,152,000   1,229,304     3,648,000   14,381,304    18,029,304     484,270    1991    1993
66.              960,000     5,597,500     428,900       960,000    6,026,400     6,986,400     275,528    1985    1993
67.            1,120,000     6,088,097     409,539     1,120,000    6,497,636     7,617,636     293,064    1985    1993
68.            1,224,000     9,971,854      64,391     1,224,000   10,036,245    11,260,245      24,976    1982    1994
69.              377,500     6,195,990   1,180,779       377,500    7,376,769     7,754,269     989,714    1984    198
70.               73,163             _   8,149,511        73,163    8,149,511     8,222,674   2,046,663    1982    1983
71.              125,000     1,076,646     277,055       125,000    1,353,701     1,478,701     491,848    1975    1982
72.              138,399       626,133     845,841       138,399    1,471,974     1,610,373     389,773 various  various
          --------------   -----------  ----------   -----------  -----------   -----------  ----------
73.           95,103,849   655,984,994  45,347,354    95,103,849  701,332,348   796,436,197  39,848,289
          --------------   -----------  ----------   -----------  -----------   -----------  ----------
74.              791,726     3,089,125   2,158,391       791,726    5,247,516     6,039,242   1,484,809 various  various
75.            8,105,583             -      23,360     8,105,583       23,360     8,128,943           -
76.            3,381,281             -           -     3,831,281            -     3,831,281      29,526
77.         $107,832,439  $659,074,119 $47,529,105  $107,832,439 $706,603,224   $814,435,66 $41,362,624
            ============  ============ ===========  ============ ============   =========== ===========

1.  Adams Farm           20. Cypress Cove        39. Lofton Place        59. Timberwalk
2.  Audubon Village      21. Deerbrook           40. Magnolia Villa      60. Village at Indigo
3.  Augustine Club       22. Duraleigh Woods     41. Marsh Cove          61. Viridian Lake
4.  Auvers Village       23. English Hills       43. Mission Bay         62. Waterford
5.  Belmont Crossing     24. Falls               44. Misty Woods         63. Waterford Village
6.  Belmont Landing      25. Greentree           45. Princeton Square    64. Waters Edge
7.  Berkshire Place      26. Gwinnett Crossing   46. Promenade           65. Waterford Village
8.  Bermuda Cove         27. Harvest Grove       47. Quarterdeck         66. West Wind Landing
9.  Bishop Park          28. Haywood Pointe      48. Royal Oaks          67. Willow Trail
10. Broadway             29. Hickory Creek       49. Sailboat Bay        68. Windridge
11. Champions' Club      30. Hollows             50. Saw Mill Village    69. Windsor Place
12. Champions' Park      31. Hunt Club           51. Shadow Lake         70. Woodcrest
13. Chatham Wood         32. Hunter's Chase      52. Sommerset Place     71. Woodknoll
14. Clarie Pointe        33. Huntington          53. South Augusta       72. Miscellaneous
15. Clary's Crossing     34. Lake Point          54. Spicewood Springs   73. Total Residential
16. Colony Place         35. Lakeridge           55. Steeple Chase       74. Commercial
17. Conway Station       36. Landings            56. Summit Place        75. Development in Progress
18. Copper Terrace       37. Lexington Glen      57. Sweetwater Glen     76. Land
19. Crystal Springs      38. Lexington Park      58. Timber Hollow       77. Total

Notes:
(a) Reconciliations of total real estate carrying value and accumulated depreciation for the years ending December 31, 1994, 1993 and 1992 are as follows:


                                                          Real Estate                   Accumulated Depreciation
                                                ----------------------------------------------------------------
                                                        1994        1993          1992        1994        1993        1992
                                                ------------ ------------ ------------ ----------- ----------- ------------
          Balance at beginning of period        $564,519,670 $220,185,267 $131,975,669 $23,479,723 $14,476,598  $10,403,642
          Additions- acquisitions and
            improvements                         250,201,373  345,127,045   89,015,987  17,904,287   9,065,625    4,156,451
          Deductions- cost of real estate
             sold                                    285,380      792,642      806,389      21,386      62,500       83,495
                                                 ----------- ------------ ------------ ----------- -----------  -----------
          Balance at end of period              $814,435,663 $564,519,670 $220,185,267 $41,362,624 $23,479,723  $14,476,598

(b)  This property was substantially renovated by the Company following acquisition.
(c)  Additional apartment units acquired in 1992.
(d)  This property secures a term loan.  At December 31, 1994, $7,509,734 was outstanding.
(e)  This property secures a term loan.  At December 31, 1994, $9,950,000 was outstanding.

Part IV
Item 14 _ Schedule XII _ Mortgage Loans on Real Estate at December 31, 1994 [CAPTION]

                                                                    Face
               Interest  Final                                      Amount         Carrying Delinquent
Descriptions     Rate    Maturity                Payment Terms      Mortgages      Amount    Amount
               --------- --------                -------------      --------       --------- ---------
Duplexes-
Augusta, Georgia    10%       1995               Monthly             $695,000       $632,020            -
                                                 amortizing
                                                 with $632,000
                                                 balloon; no
                                                 prepayment
                                                 penalty

Duplexes
Augusta, Georgia    10%        2002               Monthly              327,600    150,444           -
amortizing with                                   amortizing
                                                  with $20,119                              _
                                                  balloon; no
                                                  prepayment
Condominiums-Augusta,                             penalty
 Georgia (varying
  principal amounts
  of $20,700-
  $66,100)        9%-11%        Various Dates     Monthly              193,250   158,708    -
                                through 1996      amortizing
                                                  with varying
                                                  balloon
                                                  payments; no
                                                  prepayment
                                                  penalties
                                                                     ---------   --------
                                                                    $1,215,850   $941,172

(a) Reconciliation of total carrying amounts of mortgage loans for the years ended December 31:

                                              1994         1993           1992
                                        ---------   -----------    -----------
Balance at beginning of period          $1,057,514   $ 6,970,197    $6,971,673
New mortgage loans                               _             _       327,600
Collections of principal                 (122,595)    (5,926,039)     (341,099)
Amortization of discount                     6,253        13,356        12,023
                                          --------    ----------     ----------
Balance at end of period                  $941,172    $1,057,514     $6,970,197
                                         =========    ==========     =========

Part IV
Item 14 _  Exhibit II _ Computation of Per Share Earnings

                                              1994        1993           1992
                                       ----------- -----------     ----------
  Net income                          $36,984,527   $26,407,900    $11,445,355
  Preferred dividend requirement        7,933,704     4,025,000              _
                                      -----------   -----------    -----------
  Net income available for common     $29,050,823   $22,382,900    $11,445,355
                                      ===========   ===========    ===========

  Average common shares outstanding    26,430,241    17,268,064     10,651,754

  Primary earnings per share average        $1.10         $1.30          $1.07
                                       ==========    ==========     ==========
FULLY DILUTED:
  Net income                          $36,984,527   $26,407,900    $11,445,355
  Conversion of preferred shares        6,132,041     3,113,330             _
  Average common shares outstanding    26,430,241    17,268,064     10,667,021
  Conversion of debentures                     -              -        101,594
                                        ---------   -----------     ----------
  Average fully diluted common shares
    outstanding                        32,562,282    20,381,394     10,768,615
                                       ==========    ==========     ==========

  Fully diluted earnings per share          $1.10        $1.30      $1.07
                                       ==========    =========      ==========

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
            -----------------------------------------



As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File Nos. 33-
68172 and 33-56431.





/s/ Arthur Andersen LLP
    Arthur Andersen LLP




ATLANTA, GEORGIA
March 6, 1995

Part IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

a) FINANCIAL STATEMENTS. The following schedule lists the financial statements filed as part of this report:

     Report of Independent Public Accountants
     Balance Sheets
     Statements of Income
     Statements of Changes in Stockholders' Equity
     Statements of Cash Flows
     Reconciliation of Net Income to Cash Flows
     Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES. The following schedule lists the financial statement schedules required to be filed by Item 8 and Item 14(d) of Form 10K:

     Real Estate and Accumulated Depreciation
     Mortgage Loans on Real Estate at December 31, 1994
     Report of Independent Public Accountants on Schedules

3. Exhibits. The following schedule lists the exhibits required to be filed by Item 601 of Regulation S-K and Item 14(c) of Form 10-K:
     (3.i) Articles of Incorporation (Incorporated herein by reference to Exhibit 3(i) of Item 14 of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1993 and to Exhibit 1 of Item 7 of the Company's current report on Form 8-K/A filed on January 25, 1995)

    (3.ii) By-laws (Incorporated herein by reference to Exhibit
           3(ii) of Item 14 of the Company's Annual Report on Form 10-
           K for the year ended December 31, 1993)
    (10.1) Material Contracts
  (10.1.1) $100.0 Million Revolving Credit Agreement between
           First Union National Bank of Georgia and the Company
           (Incorporated herein by reference to Exhibit 10.i of
           Item 6 of the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1993)
  (10.1.2) $120.0 million 6.625% Senior Notes/Notes Purchase
           Agreement (Incorporated herein by reference to
           Exhibit 10.ii of Item 6 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1993)
  (10.2)   Compensation Plans
  (10.2.1) 1993 Incentive Stock Option Plan (Incorporated
           herein by reference to Exhibit (10.2.1) of Item 14 of
           the Company's Annual Report on Form 10-K for the
           year ended December 31, 1993)
  (10.2.2) Executive Officer Restricted Stock Loan Plan, as
           amended (Incorporated herein by reference to
           Exhibit (10.2.2) of Item 14 of the Company's Annual
           Report on Form 10-K for the year ended December 31,
           1993)
  (10.2.3) Employee Stock Ownership Plan and Trust
           Agreement (Incorporated herein by reference to Exhibit (10.2.3) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
  (10.2.4) The 1994 Stock Option and Incentive Plan
           (Incorporated herein by reference to Exhibit (10.2.4) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
  (11)     Statement re computation of per share earnings
  (12)     Statement re computation of ratios.
  (23)     Consent of Arthur Andersen LLP
  (27)     Financial Data Schedules

b) Reports on Form 8-K. The registrant filed reports on Form 8-K/A and Form 8-K during the last quarter of 1994 as follows with respect to the following matters.

                                                             Financial
  Form    Matter                       Date Filed            Statements
  ----    ------                       ----------            -----------

  8-K     Private Placement of          November 3, 1994     n/a
          Series B Preferred
          Stock
  8-K/A   Acquisition of
          Portfolio of                  December 2, 1994      *
          Twelve Apartments
          Communities*
(FN>
*  First reported on Form 8-K filed on August 15, 1994 and as previously amended on Form 8-K/A filed on September 27, 1994 with respect to the financial statements for this acquisition. These financial statements have been updated in a Form 8-K/A filed on February 7, 1995.

a) THE EXHIBITS listed in paragraph a(3) above are filed herewith.

b) THE SCHEDULES listed in paragraph a(2) above are filed herewith.

Part III
Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

 MERRY LAND & INVESTMENT COMPANY, INC.
 (Registrant)


/s/ W. Tennent Houston
- - ------------------
W. Tennent Houston - President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Peter S. Knox III 3/6/95        /s/W. Tennent Houston     3/6/95
- - -------------------- ------        ---------------------     -------
 Peter S. Knox, III  Date             W. Tennent Houston     Date
 Chairman of the                   Houston - President
 Board and Director                Chief Financial Officer,
 of the Board and Director         and Director


/s/W. Hale Barrett   3/6/95       /s/Pierce Merry, Jr.      3/6/95
- - ------------------   ------        --------------------      --------
 W. Hale Barrett -   Date             Pierce Merry, Jr.      Date
 Secretary

/s/Hugh C. Long II   3/6/95        /s/Ronald J. Benton       3/6/95
- - ------------------   ------        -------------------       ---------
 Hugh C. Long II -   Date             Ronald J. Benton -     Date
 Director                          Vice President and
                                   Controller