Form 10-Q
period 1995-03-31
MERRY LAND & INVESTMENT CO INC
filed 1995-05-09
CIK 350071

- -----------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10Q
                              ------------

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter ended

                             March 31, 1995
                         --------------------

                  MERRY LAND & INVESTMENT COMPANY, INC.

                             P. O. Box 1417
                         Augusta, Georgia 30903
                              706 722-6756

Commission file number: 001-11081

State of Incorporation: Georgia

I.R.S. Employer Identification Number:  58-0961876

Securities registered pursuant to Section 12(b) of the Act:
  Common Stock, no par value         New York Stock Exchange
  $1.75 Series A Cumulative
    Convertible Preferred Stock      New York Stock Exchange
  $2.15 Series C Cumulative
    Convertible Preferred Stock      New York Stock Exchange

Number of shares outstanding as of March 31, 1995:
  Common Stock                 32,860,696
  Series A Preferred Stock      1,042,915
  Series C Preferred Stock      4,000,000

Indicate by check mark whether the registrant :(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter time as required), and (2) has been subject to such filing requirements for the past ninety days:
Yes  X    . No   .
      ----    ----

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance sheets - March 31, 1995 and December 31, 1994
          Statements of income - Three months ended March 31, 1995 and 1994 Statements of cash flows - Three months ended March 31,
            1995 and 1994
          Notes to condensed financial statements - March 31, 1995

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Form 10-Q - Merry Land & Investment Company, Inc.
Part I. Financial Information
Item 1 - Financial Statements

BALANCE SHEETS

                                     (Unaudited)
                                  March 31,    December 31,
                               -----------     ------------
                                      1995             1994
                               -----------     ------------
PROPERTIES AT COST
 Apartments                     $799,438,809   $796,436,199
 Apartments under development      9,452,803      8,128,943
 Commercial rental property        6,165,489      6,039,242
 Land held for investment or
 future development                3,831,281      3,831,281
 Operating equipment
                                     914,388        870,120
                                 -----------    -----------
                                 819,802,770    815,305,785
 Less accumulated depreciation
 and depletion                    47,807,538     41,874,144
                                 -----------    -----------
                                 771,995,232    773,431,641
CASH & SECURITIES
 Cash                                876,039        717,957
 Repurchase agreements            18,800,000              -
 Marketable securities            31,565,950     27,716,350
                                  ----------     ----------
                                  51,241,989     28,434,307
OTHER ASSETS
 Notes receivable                    869,183        941,172
 Deferred loan costs               1,979,110      2,066,106
 Other                             2,901,558      1,781,815
                                ------------   ------------
                                   5,749,851      4,789,093
                                ------------   ------------
TOTAL ASSETS                    $828,987,072   $806,655,041
                                ------------   ------------

NOTES PAYABLE:
 Mortgage loans                 $ 17,818,561   $ 17,834,734
 6.625% Senior unsecured notes   120,000,000    120,000,000
 Note payable-credit line                  -     57,600,000
 Repurchase agreements                     -     17,375,000
                                 -----------   ------------
                                 137,818,561    212,809,734
PAYABLES & ACCRUED LIABILITIES
 Accrued interest                    113,017      2,224,288
 Resident security deposits        2,923,064      3,011,824
 Accrued property taxes            3,037,831      1,204,966
 Other                             1,965,127      2,553,373
                                   8,039,039      8,994,451
                                 -----------      ---------
EQUITY
 Preferred stock ($1.75 Series
   A, $25.00 per share)           26,072,875     62,908,100
 Preferred stock ($2.205 Series
   B, $25.00 per share)          100,000,000    100,000,000
 Preferred stock ($2.15 Series
   C, $25.00 per share)          100,000,000              -
 Common stock ($1 per share
   stated value)                  32,860,696     30,744,451
 Capital surplus                 408,196,141    375,169,573
 Cumulative undistributed net
   earnings                       20,541,732     23,111,941
 Notes receivable from stock-
   holders and ESOP              (10,139,330)   (10,283,657)
 Unrealized gain on securities     5,597,358      3,200,448
                                ------------   ------------
                                 683,129,472    584,850,856
LIABILITIES AND STOCKHOLDERS'   ------------   ------------
 EQUITY                         $828,987,072   $806,655,041
                                ------------   ------------
Shares of preferred stock
 outstanding                       9,042,915      6,516,324
Shares of common stock
 outstanding                      32,860,696     30,744,451

The notes to financial statements are an integral part of this statement.

Form 10-Q - Merry Land & Investment Company, Inc.
Part I. Financial Information
Item 1. Financial Statements

INCOME STATEMENTS
        (Unaudited)


                            Three Months Ending March 31,
                            -----------------------------
                                        1995         1994
                                 -----------  -----------
INCOME
Rental  income                   $32,882,263  $23,135,994
Mineral royalties                    108,033      241,468
Mortgage interest                     19,766       31,363
Other interest                       544,173      283,310
Dividends                             67,396       74,519
Other income                         139,772            -

                                  ----------   ----------
                                  33,761,403   23,766,654
EXPENSES
Rental expense                     9,136,506    6,454,221
Interest                           2,977,082    2,695,790
Depreciation - real estate         5,892,102    3,970,776
Depreciation - other                  41,291       20,408
Amortization - financing costs        86,995       86,995
Taxes and insurance                3,246,475    2,467,103
General and administrative
 expense                             509,857      377,526
                                  ----------   ----------
                                  21,890,308   16,072,819

Income before net realized gains  11,871,095    7,693,835

Net realized gains                    48,436      189,398
                                  ----------    ---------

NET INCOME                        11,919,531    7,883,233

Dividends to preferred
 shareholders                      3,074,166    2,012,500
                                  ----------   ----------
NET INCOME AVAILABLE
  FOR COMMON SHARES              $ 8,845,365  $ 5,870,733
                                  ----------   ----------

Weighted average common shares
 outstanding                      32,720,101   22,895,556
Weighted average common shares
 - fully diluted                  39,626,940   29,059,556

NET INCOME PER COMMON SHARE      $       .27  $       .26
                                  ----------   ----------
CASH DIVIDENDS DECLARED
PER COMMON SHARE                 $       .35  $       .30
                                  ----------   ----------




      The notes to financial statements are an integral part of this statement.

Item 1 - Financial Statements and Supplementary Data

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                               Three months ended March 31,
                               ----------------------------
                                        1995           1994
                               -------------   ------------
OPERATING ACTIVITIES:
 Rents and royalties received   $ 32,984,124   $ 23,371,462
 Interest received                   372,200        440,293
 Dividends received                   67,396         74,518
 Rental expense                   (9,224,571)    (6,454,221)
 General and administrative
   expense                          (779,772)    (1,023,731)
 Interest expense                 (5,088,352)    (4,683,290)
 Property taxes and insurance
   expense                        (1,627,849)    (1,001,230)
 Other                               (92,301)      (106,910)
 Net cash provided (used) by
   operating activities:           ---------    -----------
                                   16,610,875    10,616,891

INVESTING ACTIVITIES:
 Principal received on notes
   receivable                         71,989         49,512
 Sale of securities                9,939,500        242,712
 Purchase of securities          (11,343,750)    (9,339,063)
 Improvements to properties       (3,173,125)    (4,491,805)
 Development of properties        (1,323,860)             -
 Purchase of short term
   investments                   (18,800,000)     1,750,000
 Other                            (1,180,826)         2,592
 Net cash provided (used) by      ----------     ----------
  investing activities:          (25,810,072)   (11,786,052)


FINANCING ACTIVITIES:
 Net borrowings (repayments) -
   repurchase agreements         (17,375,000)    16,300,000
 Net borrowings (repayments) -
   bank debt                     (57,600,000)     1,250,000
 Repayments on mortgage loans        (16,174)    (8,086,882)
 Cash dividends paid - common    (11,420,300)    (6,884,509)
 Cash dividends paid - preferred,
   Series A                         (486,944)    (2,012,500)
 Cash dividends paid - preferred,
   Series B                       (2,205,000)             -
 Sale of common stock - public
   offerings                               -       (186,051)
 Sale of common stock - reinvested
   dividends                       1,961,720        635,659
 Sale of common stock - stock
   purchase plan                     582,416        299,501
 Sale of common stock - employees    167,294        171,235
 Sale of preferred stock - public
   offering                       95,749,267              -
                                  ----------     ----------
 Net cash provided (used) in
   financing activities            9,357,279      1,486,453
                                  ----------      ---------

NET INCREASE (DECREASE) IN CASH      158,082        317,292

CASH AT BEGINNING OF PERIOD          717,957         577,54
                                  ----------     ----------
CASH BALANCE                      $  876,039     $  894,836

    The accompanying notes are an integral part of these statements.


                  STATEMENTS OF CASH FLOWS
 (Reconciliation of Net Income to Cash Flows from Operating
Activities)
                                    (Unaudited)


                                Three Months ended March 31,
                                ---------------------------
                                        1995           1994
                                ------------   ------------
Net income                     $  11,919,531   $  7,883,233
Adjustments to reconcile net
  income to net cash
 provided by operating activities:
 Depreciation and amortization     6,020,388      4,078,179
 (Increase) decrease in interest
   and accounts receivable          (246,808)       296,539
 (Increase) decrease in other
   assets                           (785,940)      (751,025)
 Increase (decrease) in accounts
   payable and accrued interest     (247,858)      (700,637)
 Gain on the sale of marketable
   securities                        (48,438)      (174,212)
 Gain on the sale of real estate           -        (15,186)
                                  -----------   -----------
Net cash provided by operating
  activities                      $16,610,875   $10,616,891

     The accompanying notes are an integral part of these statements.

Merry Land & Investment Company, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1995
                               (Unaudited)

1. Nature of Business

 Merry Land & Investment Company, Inc. is a real estate investment trust (REIT), which owns and operates upscale apartment communi-ties in Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee and Virginia. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders. The Company is self administered and has no affiliated advisor, sponsor, or property manager.

2. Marketable Securities

 The cost and market value of securities by major classification at March 31, 1995 were as follows:

                                        Cost         Market
                                  -----------    -----------
     Common stocks               $  2,771,279   $  7,927,650
     Corporate debentures           1,905,750      2,425,500
     U.S. Treasury
          securities               21,291,563     21,212,800
     Repurchase agreements         18,800,000     18,800,000
                                  -----------    -----------
                                  $44,768,592    $50,365,950
                                  -----------    -----------

3. Notes Receivable

 Notes receivable at March 31, 1995 were as follows:

 11% to 11.5% mortgage notes, monthly amortizing,
   due 1995-1996                                   $101,247
 10% mortgage notes, primarily interest only
   balloon notes, due  1995-2002                    767,936
                                                   --------
                                                   $869,183
                                                   --------

4 . Borrowings

 Borrowings at March 31, 1995 were as follows:

           Senior unsecured notes (a)          $120,000,000
           Mortgage loan at fixed rate (b)        7,493,561
           Tax exempt mortgage loan at variable
             rate (c)                            10,325,000
                                               ------------
                                               $137,818,561
                                               ------------

 (a) 6.625% notes, interest payable semi-annually, principal installments of $40 million each due 1999, 2000, and 2001.
 (b) Secured by apartments at interest rate of 8.375%, due in monthly installments through 2000.
 (c) Secured by apartments at a variable interest rate equal to 75% of prime, due in principal installments of $125,000 each in 1995 and 1996, with balances callable in 2000.

5. Income Taxes and Dividend Policy

 As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1995 to qualify as a REIT and to avoid paying income taxes. The Company paid a $.35 per share cash dividend on its common stock, a $.4375 per share cash dividend on its $1.75 Series A Cumulative Convertible Preferred Stock, and a $.55125 per share cash dividend on its $2.205 Series B Cumulative Convertible Preferred Stock on March 31, 1995. At March 31, 1995 the Company accrued a $.1015 per share cash dividend on its Series C Cumulative Convertible Preferred Stock, which will be paid with the June 30, 1995 quarterly dividend.

6. Environmental Matters

 On July 1, 1994 the Environmental Protection Division of the
State of Georgia published its initial Hazardous Site Inventory under the State's 1992 "Superfund"law, which requires investigation, and if appropriate, remedial action with respect to listed sites. A 96 acre tract owned by the Company and located in Richmond County, Georgia, formerly used as a landfill, was included on this list. In the third quarter of 1994 the Company accrued $200,000 as a non recurring charge. Such amount represented the Company's estimate of its share of the potential cost if further investigation of the site was required as a result of the action by the State of Georgia.
 On April 24, 1995, following discussions with the Company's representatives, the Georgia EPD notified the Company that it had determined that there was insufficient evidence to include the site on the Hazardous Site Inventory. The site was removed from the inventory as of that date. The Company expects to reverse the $200,000 non recurring charge in the second quarter of 1995.

Part I
Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

(In thousands except apartment and per share data)

Overview

 Over the past several years, Merry Land has significantly expanded its apart-ment holdings through an active program of acquisitions. The following table describes the growth ofthe Company's apartment holdings in recent years:

             Dec. 31,            Dec. 31,           Dec. 31,
                 1994  Increase      1993 Increase  1992 Increase
             --------  --------  -------- --------  ------- --------
Units (1)      18,851       35%    13,979     114%    6,527      76%
Cost (in
  thousands)
   (1)(2)    $796,364       44%  $554,444     165%  $209,549     73%

__________
  (1) Excludes condominium units held for sale.
  (2) Represents the total acquisition cost of the property plus the capitalized cost of improvements made subsequent to acquisition.

 In December 1994, the Company commenced a program of apartment development by buying three tracts of land on which it intends to build high quality suburban garden apartments. The Company is building these communities using experienced apartment developers to provide development and construction management services. Construction on all three communities is expected to commence in the first half of 1995 with the first units expected to be available for occupancy later that year. The Company's present intention is to limit its financial commitment to development to no more than 10% of total assets.
 The Company expects that further expansion of its apartment holdings will continue to come primarily from acquisitions.

Recent Developments

 Sale of Preferred Stock. In a public offering on March 8, 1995, the Company issued 4,000,000 shares of $2.15 Series C Cumulative Convertible Preferred Stock at $25.00 per share for net proceeds of $95.7 million in a public offering. On April 7, 1995, the Company issued an additional 600,000 shares of the Series C Preferred Stock for net proceeds of $14.4 million. The additional 600,000 shares covered the 15% overallotment option given to the underwriters concurrent with the March 8 offering.
 The Series C Preferred Stock has an annual dividend rate of $2.15 per share and contains a ratchet provision which provides that the preferred dividend rate shall be increased if necessary so that it will always be equal to the greater of $2.15 per share or the dividends payable on the number of shares of common stock into which the Series C Preferred Stock is convertible. The Series C shares are convertible into shares of common stock at a conversion price of $22.00 per share. The Series C shares may not be redeemed for cash at any time, but may be redeemed after March 31, 2000 by the Company for shares of common stock at a rate of 1.136 shares of common stock for each share of preferred, provided the Company's common stock is trading above the conversion price. The Series C Preferred Stock is traded on the New York
Stock Exchange under the symbol "MRYPrC". The proceeds from the offering were used to repay all of the Company's short-term unsecured debt, and the balance has been invested in marketable securities, pending investment in additional apartment acquisitions and development.

Results of Operations for the Three Months Ended March 31, 1995
and 1994

 Rental Operations. The operating performance of the Company's apartments is summarized in the following table (dollars in thousands, except average monthly rent):

                                   Three Months
                                  ---------------
                          %Change    1995    1994
                          ------- -------  ------
     Rents                    43% $32,760 $22,924
     Operating expenses       42%   9,088   6,394
     Taxes and insurance      33%   3,146   2,374
     Depreciation             49%   5,854   3,936
                              ---  ------  ------
                              44% $14,672 $10,224

     Average monthly rent (1)5.5%    $595    $564
     Average occupancy (2)   1.0%(4)  95.4%  94.4%
     Expense ratio (3)      (0.9%)(4) 37.3%  38.2%

  _____________
    (1) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
    (2) Represents the average physical occupancy at each month end for the period held.
    (3) Represents total of operating expenses, taxes and insurance divided by rental revenues.
    (4) Represents increase or decrease between years.

  With the Company's acquisition of new communities, the weighted average number of apartments owned rose to 18,851 in the first quarter of 1995 from 13,979 in the first quarter of 1994 and rental revenues and expenses rose accordingly. Furthermore, most of the rental markets in which Merry Land operates are experiencing strong job growth and household formation, and this is reflected in rising occupancy levels and rent rates. However, the 5.5% increase in portfolio average rental rates in the first quarter of 1995 from the first quarter of 1994 also reflects the higher rents charged at the communities the Company acquired in the last three quarters of 1994, whose monthly rents averaged $626 at March 31, 1995, versus the total portfolio average of $595. Although construction starts of new apartment communities have increased recently, the Company believes demand continues to outstrip supply and expects a generally strong rental market to continue throughout 1995, with continued high occupancy and rising rent rates in most states.
 The performance of the 13,979 units which the Company held for the first quarters of both 1995 and 1994 ("same property" results), is summarized in the following table (dollars in thousands, except average monthly rents;
see footnotes above):

                                          Three Months
                                        --------------------
                           %Change         1995         1994
                           -------      -------      -------
     Rents                      5%      $24,073      $22,924
     Operating expenses         7%        6,811        6,394
     Taxes and insurance       12%        2,667        2,374
     Depreciation              10%        4,317        3,936
                               ---      -------      -------
                                1%      $10,278      $10,224

      Average monthly rent      3.5%        $584        $564
      Average occupancy         1.3%       95.7%        94.4%
      Expense ratio             1.2%       39.4%        38.2%

 Reflecting the strong rental markets, rental revenues rose 5% for those properties held for all of both periods, as a result of 1.3% higher occupancy and 3.5% higher rental rates. In part offsetting the increase in rents, operating expenses increased $0.4 million or 7% for the first quarter of 1995 as compared to the same period in 1994, due primarily to increases in offsite property management expense, water and personnel costs. The increase in personnel costs is attributable primarily to higher levels of staffing as formerly vacant positions were filled at communities acquired in late 1993 and the vesting of additional employees in the Company's ESOP plan. Off site property management expense has risen as the Company has established new corporate level positions in marketing, training, maintenance and administra-tion. The cost of off site, corporate level management expenditures are allocated to communities as part of their operating expense. For the first quarter of 1995, the accrual for property taxes increased by $0.2 million, or 10.5%, over the accrual for the same period in 1994. Insurance expense increased by $0.6 million, or 41.5%, due largely to increases in premiums for Florida properties as many insurance companies elected to reduce their exposure to Florida.

 Mineral Royalty and Commercial Property Income. These amounts decreased to $0.2 million in the first quarter of 1995 from $0.4 million in the first quarter of 1994 largely as the result of the expiration in late 1994 of a contract for the sale of sand and also lower occupancies at the non-apartment properties.

 Interest and Dividend Income. Interest and dividend income rose to $0.6 million for the first quarter of 1995 from $0.4 million for the first quarter of 1994 due to a higher level of investments in 1995. Interest and dividend income includes interest received on temporary investments, notes receivable, and dividends earned on equity securities investments.

 Interest Expense. Interest expense totaled $3.0 million for the first quarter of 1995, up from $2.7 million for the first quarter of 1994. The increase resulted both from an increase in the amount of debt outstanding and from higher interest rates. Average debt outstanding rose to $200.8 million in the first quarter of 1995 from $160.2 million in the first quarter of 1994, primarily as a result of financing apartment purchases. The weighted average interest rate charged on all the Company's debt increased to 6.7% for the first quarter of 1995 from 6.4% for the first quarter of 1994, primarily as a result of rising short term rates. As discussed earlier, net proceeds from the sale of the Series C Preferred Stock were used to reduce the Company's out-standing debt, which at March 31, 1995 totaled $137.9 million. Of this amount, $9.9 million was at variable interest rates. These borrowings were tax exempt financing bearing interest at 75% of prime.

 General and Administrative Expenses. In 1995, general and administrative expense totaled $0.5 million, versus $0.4 million for 1994. For both years, these amounts equaled 1.6% of rental revenues. The Company expects that as it continues to grow, even though general and administrative expenses will increase in absolute terms, such expenses will not increase as a percentage of revenues.

 Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $0.1 million for the first quarter of 1995 and $0.2 million for the first quarter of 1994. Gains in both years came primarily from the sale of securities and real estate. Net gains for the first quarter of 1995 included gains of $0.82 million on the sale of corporate securities and losses of $0.77 million on the sale of U.S. Treasury securities.

 Net Income. Net income totaled $11.9 million for the first quarter of 1995 and $7.9 million for the first quarter of 1994. Net income available for common shareholders totaled $8.8 million for the first quarter of 1995 and $5.9 million for the first quarter of 1994. The increases in net income and net income available for common shareholders for 1995 when compared to 1994 arose principally from substantially increased operating income from apart-ments. Net income per common share for 1995 increased to $.27 from $.26 in 1994 as a result of higher net rental income and lower interest expense, which were offset by increased depreciation and preferred dividends.

 Dividends to preferred shareholders. Dividends to preferred shareholders totaled $3.1 million for the first quarter of 1995 and $2.0 million for the first quarter of 1994. The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the two quarters.
 The preferred dividends are summarized in the following table (in thousands):

                                  Three months
                                ------    -------
                                  1995       1994
                                ------     ------
   Series A Preferred shares    $  487     $2,013
   Series B Preferred shares     2,205          -
   Series C Preferred shares       382          -
                                ------     ------
     Total preferred dividends  $3,074     $2,013

  Holders of the Company's Series A Preferred Stock have converted 3.6 million of the 4.6 million Series A shares originally issued in June 1993 into approximately 4.8 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend.
In November 1994, the Company completed a private placement of 4.0 million shares of the Company's Series B Preferred Stock. As discussed earlier, the Company issued 4.6 million shares of the Series C Preferred Stock in March and April 1995.

 Funds From Operations. The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on recently published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company's funds from operations by $0.1 million for both quarters in 1995 and 1994.
 Funds from operations rose 52% to $17.8 million for the first quarter of 1995 as compared to $11.7 million for the first quarter of 1994. Funds from operations available to common shares totaled $14.7 million for the first quarter of 1995 and $9.7 million for the first quarter of 1994. These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings. On a per share basis, funds from operations increased from $.40 to $.45 per share, or 12%, less than the absolute increase because of the larger number of shares outstanding.


  The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                Three Months
                                           -------    ------
                                              1995      1994
                                           -------    ------
     Net income                            $11,919    $7,883
     Less preferred dividends paid           3,074     2,012
                                           -------    ------
     Net income available for common shares  8,845     5,871

     Add depreciation of real estate owned   5,892     3,971
     Less net realized gains                    48       189
                                           -------   -------
     Funds from operations available to
        common shares                       14,689     9,653
     Add preferred dividends                 3,074     2,012
                                           -------   -------
     Funds from operations-fully diluted   $17,763   $11,665
                                           -------   -------
     Weighted average common shares outstanding-
      primary                               32,720    22,896
      fully diluted                         39,627    29,060

     Funds from operations per share-
      primary                                $0.45     $0.42
      fully diluted                          $0.45     $0.40

Liquidity and Capital Resources

 Merry Land's financial strategy is to buy and develop apartment communities for cash, using amounts drawn on its unsecured line of credit, and subsequently to raise funds in the capital markets to permanently finance these investments. The Company completed a number of such acquisition and funding cycles in recent years and expects to continue to operate in this manner.
 On March 8, 1995, the Company completed the public offering of $2.15 Series C Cumulative Convertible Preferred Stock described above and used the total net proceeds of $95.7 million to repay debt incurred in the acquisition and improvement of apartments and to purchase marketable securities. On April 12, 1995, the Company received net proceeds of $14.4 million from the sale of the over-allotment option of the Series C Preferred Stock.

 Financial Structure. At March 31, 1995, total debt equaled 17% of total capitalization at cost, and 14% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                            % of   Market    % of
                                     Cost   Total   Value   Total
                                  -------   ----- -------   -----
   Advances under line of credit  $     -      0% $     -      0%
   Mortgage loans                   17,819     2%   17,819     2%
   6.625% Senior unsecured notes   120,000    15%  120,000    12%
                                   -------    ---  -------    ---
   Total debt                      137,819    17%  137,819    14%

   Common and preferred equity (1) 683,129   83%  819,307     86%
                                   -------   ---  -------    ----
   Total capitalization           $820,948  100% $987,126    100%
                                   -------  ----  -------    ----

_________
    (1) Assumes conversion of all outstanding preferred stock into common stock.

   Merry Land's primary commercial bank provides the Company with a $100.0 million unsecured line of credit for property acquisitions and other general corporate purposes. This line bears interest at 0.65% over the 30 day LIBOR rate, matures on September 30, 1995, and, subject to the bank's approval, is expected to be renewed annually. At March 31, 1995, the Company had no borrowings outstanding under this line of credit.
 The Company's Preferred Stock, and implicitly its senior notes, are rated investment grade by Standard & Poor's Corporation and Moody's Investors Service, Inc.

 Liquidity. Merry Land expects to meet its short-term liquidity requirements with the net cash flow provided by operating activities, by liquidating its short term investments and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, capital improvements and replacements, debt service payments, dividend payments and current requirements of its program of new apartment development. Capitalized expenditures for the three development projects under way totaled $4.4 million at March 31, 1995. Of the remaining estimated cost of $42.6 million, $24.1 million is expected to be incurred in the last three quarters of 1995 with the balance spent in 1996.
 The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, with a variety of sources, including additional borrowings and the issuance and sale of debt and equity securities in the public and private markets. The Company is limited in the amount of debt it may incur under the terms of its existing loan agreements. At March 31, 1995, the Company's loan agreements would have allowed it to borrow an additional $320 million on an unsecured basis.

 Cash Flows. The following table summarizes cash flows for the first quarters of 1995 and 1994 (in thousands):

                             Sources and Uses of Cash:
                             -------------------------
                                     Three Months
                              ------------------------
                                         1995     1994
                                     -------- --------
 Operating activities                $ 16,611 $ 10,617
 Sales of common and preferred stock   98,460      920
 Net borrowings                             -    9,463
 Other                                     72       52
                                      -------   ------
    Total sources                     115,143   21,052
 Acquisitions of and improvements to
    properties                         (3,173)  (4,492)
 Development of properties             (1,324)       -
 Dividends paid                       (14,112)  (8,897)
 Net repayment of debt                (74,991)        -
 Net purchase of securities and
    temporary investments             (20,204)  (7,346)
 Other                                 (1,181)        -
                                    ---------  --------
    Total uses                      $(114,985) $(20,735)

  Operating cash flow has grown significantly with the expansion of the Company's apartment holdings. Operating cash flow grew to $16.6 million in the first quarter of 1995 from $10.6 million in the first quarter of 1994. Dividends paid in 1995 and 1994 increased from levels in prior years due to an increase in the average amount of stock outstanding, and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.35 for the first quarter of 1995 from $0.30 for the first quarter of 1994.

 Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments, for replacements and for improvements. Replacements are items which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Replacements are non-revenue producing capital expenditures. Improvements are expenditures which significantly increase the revenue producing capability or which reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of such properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership. Interest, real estate taxes and other carrying costs incurred during the development period are capitalized and, upon completion of the project, depreciated over the lives of the project.

 The following table summarizes the capital expenditures for the first quarters of 1995 and 1994 (dollars in thousands, except per unit data):

                                              1995     1994
                                             -----  -------
                                             <C
    Apartment communities:
       Acquisitions                          $   -  $     -
       Development projects:
         Development costs                    1,068       -
         Capitalized interest                   255       -
       Replacements for stabilized
           communities (1)                      727      407
       Improvements (2)                       2,276    4,042
    Commercial properties                       126        -
    Corporate level expenditures                 45       43
                                             ------   ------
                                             $4,497   $4,491
                                             ------   ------
    Per Unit:
       Replacements for stabilized
         communities (1)                     $   52   $   62
       Improvements (2)                      $  121   $  290

__________
 (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the first quarter of 1995, 13,979 properties were stabilized as compared to 6,527 in the first quarter of 1994.
 (2) Improvements include expenditures for all properties owned during the quarter.

 Inflation. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

Merry Land & Investment Company, Inc.
Part II - OTHER INFORMATION


ITEM.  Legal Proceedings

 None


ITEM 2.  Changes in Securities

  In a public offering on March 8, 1995, the Company issued 4,000,000 shares of $2.15 Series C Cumulative Convertible Preferred Stock at $25.00 per share for net proceeds of $95.7 million in a public offering. On April 7, 1995, the Company issued an additional 600,000 shares of the Series C Preferred Stock for net proceeds of $14.4 million. The additional 600,000 shares covered the 15% overallotment option given to the underwriters concurrent with the March 8 offering.
 The Series C Preferred Stock has an annual dividend rate of $2.15 per share and contains a ratchet provision which provides that the preferred dividend rate shall be increased if necessary so that it will always be equal to the greater of $2.15 per share or the dividends payable on the number of shares of common stock into which the Series C Preferred Stock is convertible. The Series C shares are convertible into shares of common stock at a conversion price of $22.00 per share. The Series C shares may not be redeemed for cash at any time, but may be redeemed by the Company after March 31, 2000 for shares of common stock at a rate of 1.136 shares of common stock for each share of preferred, provided the Company's common stock is trading above the conversion price. The Series C Preferred Stock is traded on the New York Stock Exchange under the symbol "MRYPrC".

ITEM 3.  Defaults Upon Senior Securities

 None

ITEM 4.  Submission of Matters to a Vote of Security Holders

 None

ITEM 5.  Other Information

 None

ITEM 6. Exhibits and Reports on Form 8-K


 Exhibits
 (3.i) Articles of Incorporation (incorporated herein by reference to Exhibit 3ii of Item 14 of the Company's annual report on Form 10-K for the year ended December 31,1993 and to Exhibit 1 of
          Item 7 of the Company's current report on Form 8-K/A filed on January 25, 1995 and to Exhibit 4 of Item 7 of the Company's current report on Form 8-K filed on March 13,1995 incorporating by reference Exhibit 3 of the Company's Form 8-A/A filed on March 10, 1995.)

 Reports on Form 8-K

                                                       Financial
                             Event                     Statements
  Form        Date Filed     Reported                  Filed
  ----        ----------     --------                  ----------
  8-K/A       1/24/95        Articles of Amendment     N/A
                             for Series B Preferred
                             Stock

  8-K/A       2/7/95         Updated financial         Statement of
                             statements for Fogleman   excess of
                             portfolio acquisition     revenues
                                                       over specific
                                                       operating
                                                       expenses
                                                       for the nine
                                                       months ended
                                                       September 30.

  8-K         2/14/95        Balance Sheets,Statements Balance Sheets,Statements
                             of Income, Stockholders'  of Income, Stockholders'
                             Equity and Cash Flows,    Equity and Cash Flows,
                             Managements's Discussion  Management's Discussion
                             and Analysis of           and Analysis of
                             Financial Condition       Financial Condition
                             and Results of Operations and Results of Operations
                             and Selected Financial    and Selected Financial
                             Data                      Data

  8-K         3/13/95        Series C Preferred Offering;
                             Articles of Amendment for
                             Series C Preferred Stock

Form 10-Q - Merry Land & Investment Company, Inc.
  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    MERRY LAND & INVESTMENT COMPANY,INC.



                    /s/ W. Tennent Houston
                    W. Tennent Houston
                    President
                    Principal Financial Officer

May 9, 1995