Form 10-Q
period 1995-06-30
MERRY LAND & INVESTMENT CO INC
filed 1995-07-24
CIK 350071

- --------------------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10Q
                            --------
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended

                         June 30, 1995
                         -------------
             MERRY LAND & INVESTMENT COMPANY, INC.

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
  $2.15 Series C Cumulative
     Convertible Preferred Stock             New York Stock Exchange

Number of shares outstanding as of June 30, 1995:
  Common Stock                   33,587,878
  Series A Preferred Stock          781,721
  Series C Preferred Stock        4,599,800

Indicate by check mark whether the registrant :(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter time as required), and (2) has been subject to such filing requirements for the past
ninety days:  Yes     X   No____.

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Balance sheets - June 30, 1995 and December 31, 1994
        Statements of income - Three months ended June 30, 1995 and 1994 and six months ended June 30, 1995 and 1994
        Statements of cash flows - Three months ended June 30, 1995 and 1994 and six months ended June 30, 1995 and 1994
        Notes to condensed financial statements - June 30, 1995
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Form 10-Q - Merry Land & Investment Company, Inc.
Part I. Financial Information
Item 1 - Financial Statements

                         BALANCE SHEETS
                           (Unaudited)
                                            June 30,      December 31,
                                            --------      ------------
                                                1995              1994
                                            --------      ------------
PROPERTIES AT COST
    Apartments                              $873,986,227   $796,436,199
    Apartments under development               9,729,621      8,128,943
    Commercial rental property                 6,317,546      6,039,242
    Land held for investment or
      future development                       3,831,281      3,831,281
    Operating equipment                        1,138,584        870,120
                                              895,003,259   815,305,785
                                             ------------  ------------
    Less accumulated depreciation
      and depletion                            53,941,268    41,874,144
                                              841,061,991   773,431,641
CASH & SECURITIES
    Cash                                          167,044       717,957
    Short term investments                     80,100,000             -
    Marketable securities                      39,873,750    27,716,350
                                             ------------  ------------
                                              120,140,794    28,434,307
OTHER ASSETS
 Notes receivable                                 828,467       941,172
 Deferred loan costs                            3,571,070     2,066,106
 Other                                          4,191,451     1,781,815
                                             ------------   -----------
                                                8,590,988     4,789,093
                                             ------------   -----------
TOTAL ASSETS                                 $969,793,773  $806,655,041
                                             ------------  ------------

NOTES PAYABLE
 Mortgage loans                             $ 17,802,046   $ 17,834,734
 6.625% Senior unsecured notes               120,000,000    120,000,000
 7.25% Senior unsecured notes                120,000,000              -
 Note payable-credit line                              -     57,600,000
 Repurchase agreements                                 -     17,375,000
                                             -----------    -----------
                                             257,802,046    212,809,734
PAYABLES & ACCRUED LIABILITIES
 Accrued interest                              2,180,833      2,224,288
 Resident security deposits                    3,042,258      3,011,824
 Accrued property taxes                        5,988,420      1,204,966
 Other                                         2,348,430      2,553,373
                                             -----------    -----------
                                              13,559,941      8,994,451
EQUITY
 Preferred stock ($1.75 Series A,
   $25.00 per share)                          19,543,025     62,908,100
 Preferred stock ($2.205 Series B,
   $25.00 per share)                         100,000,000    100,000,000
 Preferred stock ($2.15 Series C,
   $25.00 per share)                         114,995,000              -
 Common stock ($1.00 per share
   stated value)                              33,587,878      30,744,451
 Capital surplus                             420,271,086     375,169,573
 Cumulative undistributed net earnings        17,832,497      23,111,941
 Notes receivable from stockholders
   and ESOP                                  (14,321,051)    (10,283,657)
 Unrealized gain on securities                 6,523,351       3,200,448
                                            ------------    ------------
                                             698,431,786     584,850,856
                                            ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY        $969,793,773    $806,655,041
                                            ------------    ------------

Shares of preferred stock outstanding        9,381,521      6,516,324
Shares of common stock outstanding          33,587,878     30,744,451

The notes to financial statements are an integral part of this statement.

Form 10-Q - Merry Land & Investment Company, Inc.
Part I. Financial Information
Item 1. Financial Statements

                                        INCOME STATEMENTS
                                            (Unaudited)

                                Three Months ended          Six Months Ended
                           -----------------------   -----------------------
                                      June 30                    June 30
                           -----------------------   -----------------------
                                 1995         1994          1995         1994
                           ----------  -----------   -----------  -----------
INCOME
Rental  income            $34,108,113  $23,750,255   $66,990,376  $46,886,249
Mineral royalties              96,222      260,927       204,255      502,395
Mortgage interest              19,558       11,432        39,324       42,795
Other interest                871,777      348,542     1,415,950      631,852
Dividends                     270,821       67,848       338,217      142,367
Other income                        -            -       139,772            -
                           ----------   ----------    ----------   ----------
                           35,366,491   24,439,004    69,127,894   48,205,658
EXPENSES
Rental expense              9,272,489    6,603,221    18,408,995   13,057,442
Interest                    2,322,070    2,670,071     5,299,152    5,365,861
Depreciation - real estate  6,090,293    4,023,863    11,982,395    7,994,639
Depreciation - other           43,438       20,408        84,729       40,816
Amortization - financing
 costs                        86,996        86,996       173,991      173,991
Taxes and insurance        3,297,200     2,448,502     6,543,675    4,915,605
General and administrative
 expense                     402,793       459,792       912,650      837,318
Other non-recurring expense (200,000)      459,792      (200,000)           -
                           ---------     ---------     ----------   ---------
                           21,315,27     16,312,850     43,205,58  32,385,672
                           ---------     ----------    ----------  ----------
come before net realized
 gains                    14,051,212      8,126,151    25,922,307  15,819,986
Net realized gains            48,576              -        97,012     189,398
                          ----------     ----------    ----------   ---------

NET INCOME               $14,099,788    $ 8,126,151   $26,019,319 $16,009,384

Dividends to preferred
 shareholders              5,104,753      1,699,206     8,178,919   3,711,706
                          ----------     ----------    ----------  ----------

NET INCOME AVAILABLE
  FOR COMMON SHARES     $ 8,995,035     $ 6,426,944   $17,840,400 $12,297,678
                         ----------      ----------    ----------  ----------

Weighted average common shares
 - outstanding           33,249,163       23,952,800   32,986,093  23,404,400
 - fully diluted         44,273,817       29,156,000   41,763,750  29,088,008

NET INCOME PER
COMMON SHARE                   $.27             $.27          $.54       $.53

CASH DIVIDENDS DECLARED
PER COMMON SHARE               $.35             $.30           $.70      $.60




The notes to financial statements are an integral part of this statement.

Item 1 - Financial Statements and Supplementary Data

                    STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                           Six months ending June 30,
                                          ---------------------------
                                                  1995           1994
                                          ------------   ------------
OPERATING ACTIVITIES:
 Rents and royalties received             $ 67,213,139   $ 47,386,643
 Interest received                           1,199,020        451,725
 Dividends received                            338,217        142,367
 Rental expense                            (18,319,983)   (13,057,442)
 General and administrative expense         (1,162,479)    (1,356,738)
 Interest expense                           (5,342,606)    (5,260,255)
 Property taxes and insurance expense       (1,826,110)    (1,357,353)
 Other                                          75,366       (171,878)
 Net cash provided (used) by operating      ----------     ----------
   activities:                              42,174,564     26,777,069

INVESTING ACTIVITIES:
 Principal received on notes receivable        112,705         80,056
 Sale of securities                         12,523,563      1,992,712
 Purchase of securities                    (21,006,670)    (9,339,063)
 Purchase of real property                 (72,683,377)   (34,621,699)
 Development of real property               (1,099,306)             -
 Improvements to real property              (5,914,791)    (8,592,497)
 Purchase of short term investments        (80,100,000)             -
 Other                                      (3,792,674)      (622,965)
 Net cash provided (used) by investing     -----------     ----------
  activities:                             (171,960,550)   (51,103,456)

 FINANCING ACTIVITIES:
 Net borrowings - senior unsecured notes   120,000,000              -
 Net borrowings (repayments) - bank debt   (57,600,000)    58,600,000
 Repayments on mortgage loans                  (32,689)   (18,931,632)
 Repurchase agreements                     (17,375,000)             -
 Cash dividends paid - common              (23,124,571)   (14,070,119)
 Cash dividends paid - preferred, Series A    (829,647)    (3,711,706)
 Cash dividends paid - preferred, Series B  (4,410,000)             -
 Cash dividends paid - preferred, Series C  (2,939,272)             -
 Common stock retired                          (18,816)             -
    Sale of common stock - public offering           -       (262,362)
 Sale of common stock - reinvested
    dividends                                4,217,206      1,749,199
 Sale of common stock - stock purchase
    plan                                     1,150,934        671,294
 Sale of common stock - employees              401,638        284,719
 Sale of preferred stock - public offering 109,795,290              -

 Net cash provided (used) in financing     -----------     ----------
      activities                           129,235,073     24,329,393
                                           -----------     ----------
NET INCREASE (DECREASE) IN CASH               (550,913)         3,006

CASH AT BEGINNING OF PERIOD                    717,957        577,544
                                          ------------    -----------
CASH BALANCE                             $     167,044   $    580,550
                                          ------------    -----------

The accompanying notes are an integral part of these statements.


                    STATEMENTS OF CASH FLOWS
(Reconciliation of Net Income to Cash Flows from Operating Activities)
                          (Unaudited)

                                           Six months ending June 30,
                                          ---------------------------
                                                   1995          1994

                                          ------------- -------------
Net income                                $  26,019,319 $  16,009,383
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization               12,241,115     8,209,446
 (Increase) decrease in interest and
    accounts receivable                        (210,630)     (459,738)
 (Increase) decrease in other assets         (3,703,970)     (814,080)
 Increase (decrease) in accounts payable
     and accrued interest                     7,925,742     4,021,456
 Gain on the sale of marketable securities      (97,012)     (189,398)
 Gain on the sale of real estate                      -             -
                                             __________    __-_______
Net cash provided by operating activities   $42,174,564   $26,777,069
                                             ----------    ----------

The accompanying notes are an integral part of these statements.

             Merry Land & Investment Company, Inc.
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1995
                          (Unaudited)

1. Nature of Business

 Merry Land & Investment Company, Inc. is a real estate investment trust
(REIT), which owns and operates upscale apartment communities in eight
Southern states including Florida, Georgia, Maryland, North Carolina,
South Carolina, Tennessee, Texas, and Virginia and also in Ohio. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.

2. Marketable Securities and Short Term Investments

 The cost and market value of securities by major classification at June 30, 1995 were as follows:

                                                  Cost         Market
                                         -------------   ------------
      Common stocks                      $  11,550,899   $ 16,630,650
      Corporate debentures                   1,905,750      2,425,500
      U.S. Treasury securities              19,893,750     20,817,600
      Repurchase agreements                 79,500,000     79,500,000
      Money market                             600,000        600,000
                                          ------------    -----------
                                          $113,450,399   $119,973,750
                                          ------------   ------------

3. Borrowings

     During the quarter the Company completed a public offering of $120 million of 7.25% Senior unsecured notes. Interest will be paid semi-annually with the first payment due December 15, 1995, and the notes will mature on June 15, 2005.

 Borrowings at June 30, 1995 were as follows:

      6.625% Senior unsecured notes (a)                         $120,000,000
      7.25% Senior unsecured notes (b)                           120,000,000
      Mortgage loan at fixed rate (b)                       7,477,046
      Tax exempt mortgage loan at variable rate (c)        10,325,000
                                                          -----------
                                                         $257,802,046
                                                          -----------

 (a) $120 million, 6.625% notes, interest payable semi-annually, principal installments of $40 million each due 1999, 2000, and 2001.
 (b)  $120 million, 7.25% notes, interest payable semi-annually, maturity
        2005.
 (c) Secured by apartments at interest rate of 8.375%, due in monthly install-ments through 2000.
 (d) Secured by apartments at a variable interest rate equal to 75% of prime, due in principal installments of $125,000 each in 1995 and 1996, with balances callable in 2000.

 Maturities of borrowings at June 30 were as follows (in thousands):

   1995                             $159
   1996                              148
   1997                              279
   1998                              286
   1999 and thereafter           256,930
                                $257,802

4. Income Taxes and Dividend Policy

    As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1995 to qualify as a REIT and to avoid paying income taxes. On June 30, 1995, the Company paid dividends per share as follows:

      Series A Preferred         $.43750
      Series B Preferred         $.55125
      Series C Preferred         $.53750
      Common                     $.35000

    At March 31, 1995 the Company accrued a $.1015 per share cash dividend on its Series C Cumulative Convertible Preferred Stock, which was paid with the June 30, 1995 quarterly dividend.

5. Environmental Matters

    On July 1, 1994 the Environmental Protection Division of the State of Georgia published its initial Hazardous Site Inventory under the State's 1992 "Superfund" law, which requires investigation, and if appropriate, remedial action with respect to listed sites. A 96 acre tract owned by the Company and located in Richmond County, Georgia, formerly used as a landfill, was included on this list. In the third quarter of 1994 the Company accrued
$200,000 as a non recurring charge. This amount represented the Company's estimate of its share of the potential cost if further investigation of the site was required as a result of the action by the State of Georgia.
    On April 24, 1995, following discussions with the Company's representatives, the Georgia EPD notified the Company that it had determined that there was insufficient evidence to include the site on the Hazardous Site Inventory.
The state removed the site from the inventory as of that date. The Company reversed the $200,000 non-recurring charge in the second quarter of 1995.

Part I
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(In thousands except apartment and per share data)

Overview

    Over the past several years, Merry Land has significantly expanded its apartment holdings through an active program of acquisitions. The following table describes the growth of the Company's apartment holdings in recent years:

                   June 30,   Dec. 31,               Dec. 31,     Dec. 31,
                        1995  Increase        1994   Increase         1993   Increase      1992 Increase
                    --------  --------    --------   --------     --------   --------  -------- --------
Units (1)             20,195        7%      18,851         35%      13,979        114%    6,527      76%
Cost (1)(2)         $873,986        10%   $796,436         44%    $554,444        165% $209,549      73%

__________
  (1) Excludes condominium units.
  (2) Represents the total acquisition cost of the property plus the capitalized cost of improvements made subsequent to acquisition.

    In December 1994, the Company commenced a program of apartment develop-ment by buying three tracts of land on which it intends to build high quality suburban garden apartments. The Company is building these communities using experienced apartment developers to provide development and construction management services. Construction on all three communities is expected to commence in the summer of 1995. The Company's present intent, and the covenants under the Company's loan agreements, limit its financial commitment to development to no more than 10% of total assets.
    The Company expects that further expansion of its apartment holdings will continue to come primarily from acquisitions.

Recent Developments

    1995 Acquisitions. In the first six months of 1994 the Company acquired four apartment communities containing 1,344 units at a cost of $71.7 million:

     Apartments                    Location                          Units
     ----------                    --------                          -----
     Gwinnett Club                 Atlanta, Georgia                    260
     Laurel Gardens                Ft. Lauderdale, Florida             384
     Beach Club                    Ft. Myers, Florida                  320
     Jefferson at Cedar Springs    Dallas, Texas                       380
                                                                     -----
                                                                     1,344

    Investment in Texas Properties. In June, Merry Land made its first apartment investment in the state of Texas with the purchase of the Jefferson at Cedar Springs by acquiring the partnership interests of the limited partnership which owns the community. The partnership interests were acquired by two newly created, wholly-owned subsidiaries of Merry Land.
    The Company has entered into agreements for the acquisition of three additional apartment communities containing 1,250 units in Dallas. Two of these communities recently have been completed and one is currently under construction. The Company's obligation to purchase these communities is subject to various conditions, including the completion of inspections by the Company, the attainment of specified occupancy and rent levels and, in the case of the property currently under construction, the completion of its construction.The Company expects to expand its holdings in Dallas and to invest in additional major Texas markets as opportunities allow.

    Credit Line Increase. On June 30, 1995, the Company increased its exist-ing $100.0 million unsecured line of credit to $160.0 million. The Company's primary bank continues to provide the Company with the first $100.0 million of the line of credit, which bears interest at 0.65% above the thirty day London Interbank Offered Rates (LIBOR). A group of five banks provide the additional $60.0 million portion of the line of credit at a rate of interest of 1.65% above LIBOR. The Company expects to use the facility to finance apartment acquisitions and development.

    Issuance of 7.25% Senior Unsecured Notes. On June 20, 1995 the Company completed a public offering of $120.0 million of senior unsecured notes.
The notes were sold at a price of 99.562% of par value, to yield 7.31% to maturity.
    The notes bear an interest rate of 7.25%, payable semi-annually in June and December. The notes have a term of ten years and mature on June 15, 2005, but are redeemable at any time after June 15, 2002, subject to a prepayment penalty.
    The notes rank equally with the Company's other unsecured and unsubordi-nated indebtedness. The Company capitalized $1.7 million of costs in connection with the issuance of the notes, which will be amortized over the term of the notes.
    The 7.25% Senior unsecured notes contain various covenants which limit the incurrence of debt by the Company. Under these covenants, the Company and its subsidiaries will not incur additional debt:
 - if total secured debt becomes greater than 40% of total assets;
 - if total debt becomes greater than 60% of total assets; or
 - if net operating income divided by interest on debt and regularly scheduled principal debt amortization becomes less than 1.5.
    The Company is also required to maintain unencumbered assets of not less than 150% of outstanding unsecured debt.

    Debt Rating Raised. Standard & Poor's raised its credit rating on the Company's senior unsecured notes from BBB to BBB+ in connection with the latest debt offering discussed above. Moody's Investors Service held its rating of the Company's senior unsecured notes at Baa2. Both ratings are "investment grade".

    Sale of Preferred Stock. In a public offering on March 8, 1995, the Company issued 4,000,000 shares of $2.15 Series C Cumulative Convertible Preferred Stock at $25.00 per share for net proceeds of $95.7 million.
On April 7, 1995, the Company issued an additional 600,000 shares of the Series C Preferred Stock for net proceeds of $14.4 million. The additional 600,000 shares covered the 15% overallotment option given to the underwriters concurrent with the March 8 offering.
    The Series C Preferred Stock has an annual dividend rate of $2.15 per share and contains a ratchet provision which provides that the preferred dividend rate shall be increased if necessary so that it will always be equal to the greater of $2.15 per share or the dividends payable on the number of shares of common stock into which the Series C Preferred Stock is convertible. The Series C shares are convertible into shares of common stock at a conversion price of $22.00 per share. The Series C shares may not be redeemed for cash at any time, but may be redeemed after March 31, 2000 by the Company for shares of common stock at a rate of 1.136 shares of common stock for each share of preferred, provided the Company's common stock is trading above the conversion price. The Series C Preferred Stock is traded on the New York
Stock Exchange under the symbol "MRYPrC". The proceeds from the offering were used to repay all of the Company's then outstanding short-term unsecured debt, and the balance was invested in marketable securities, pending investment in additional apartment acquisitions and development.

Results of Operations for the Six Months Ended June 30, 1995 and 1994

    Rental Operations. The operating performance of the Company's apartments is summarized in the following table (dollars in thousands, except average monthly rent):

                                                           Six Months
                                                  --------------------------
                                   %Change           1995               1994
                                   -------        -------            -------
     Rents                          44%           $66,747            $46,497
     Operating expenses             41%            18,311             13,022
     Taxes and insurance            29%             6,288              4,875
     Depreciation                   50%            11,905              7,924
                                    ---           -------            -------
                                    46%           $30,243            $20,676

     Average monthly rent (1)       8.0%              $609              $564
     Average occupancy (2)        0.7%(4)            95.1%             94.4%
     Expense ratio (3)          (1.7%)(4)            36.8%             38.5%

  _____________
    (1) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June 30.
    (2) Represents the average physical occupancy at each month end for the period held.
    (3) Represents total of operating expenses, taxes and insurance divided by rental revenues.
    (4) Represents increase or decrease between years.

     With the Company's acquisition of new communities, the weighted average number of apartments owned rose to 19,279 in the first six months of 1995 from 14,206 in the first six months of 1994 and rental revenues and expenses rose accordingly. Furthermore, most of the rental markets in which Merry Land operates are experiencing strong job growth and household formation, and this is reflected in rising occupancy levels and rent rates. Although construction starts of new apartment communities have increased recently, the Company believes demand continues to outstrip supply and expects a generally strong rental market to continue throughout 1995.
   The 8.0% increase in portfolio average rental rates in the first six months of 1995 from the first six months of 1994 resulted from higher rents at its continuing properties, and also reflects the higher rents charged at the communities the Company acquired after June 30, 1994, whose monthly rents averaged $646 at June 30, 1995, versus the total portfolio average of $609.
    The performance of the 13,665 units which the Company held for the firt six months of both 1995 and 1994 ("same property" results), is summarized in the following table (dollars in thousands, except average monthly rents; see footnotes above):

<CAPTION
                                                        Six Months
                                                  -------------------
                                  %Change            1995        1994
                                  -------         -------     -------
       Rents                           5%         $47,139     $44,996
       Operating expenses              5%          13,262      12,676
       Taxes and insurance             3%           4,764       4,609
       Depreciation                   10%           8,518       7,715
                                     ----          ------     -------
                                       3%         $20,595     $19,996

       Average monthly rent          4.0%            $591       $568
       Average occupancy             0.8%            95.1%      94.3%
       Expense ratio               (0.2)%            38.2%      38.4%

   ____________
   (1) Same property resul ts do not include Gwinnett Crossing, a 314 unit community, which was owned for the first six months of 1995 and 1994. The 260 unit Gwinnett Club community, acquired in 1995, is adjacent to Gwinnett Crossing. These communities were combined and are now operated as a single community.

     Reflecting the strong rental markets, rental revenues rose 5% for those properties held for all of both periods, as a result of 0.8% higher occupancy and 4.0% higher rental rates. In part offsetting the increase in rents, operating expenses increased $0.6 million or 5% for the first six months of 1995 as compared to the same period in 1994, due primarily to increases in the offsite property management expenses, water and personnel costs.
The increase in personnel costs is attributable primarily to higher levels of staffing as formerly vacant positions were filled at communities acquired in late 1993 and the vesting of additional employees in the Company's ESOP plan. Offsite property management expense has risen as the Company has established new corporate level positions in marketing, training, maintenance and administration. The cost of offsite, corporate level management expenditures are allocated to communities as part of their operating expense.

    Mineral Royalty and Commercial Property Income. These amounts decreased to $0.4 million in the first six months of 1995 from $0.9 million in the first six months of 1994 largely as the result of the expiration in late 1994 of a contract for the sale of sand and also lower occupancies at the Company's non-apartment properties.

    Interest and Dividend Income. Interest and dividend income rose to $1.8 million for the first six months of 1995 from $0.8 million for the first six months of 1994 due to a higher level of investments in 1995. Interest and dividend income includes interest received on marketable securities, short term investments and notes receivable, and dividends earned on equity security investments. Average investments rose to $33.9 million in 1995 from $26.1 in 1994, while the average annual return on investments in 1995 averaged 6.9% as compared to 6.0% in 1994. The higher level of investments in 1995 is due to the temporary investment of proceeds from the Series C Preferred Stock and the 7.25% Senior unsecured notes offerings.

    Interest Expense. Interest expense totaled $5.3 million for the first six months of 1995, slightly down from $5.4 million for the first six months of 1994. Average debt outstanding rose to $190.2 million in the first six months of 1995 from $170.6 million in the first six months of 1994, primarily as a result of financing apartment purchases and the issuance of the 7.25% Senior unsecured notes discussed above. The weighted average interest rate charged on all the Company's debt increased to 6.8% for the first six months of 1995 from 6.0% for the first six months of 1994, primarily as a result of rising short term rates and the issuance of the 7.25% Senior unsecured notes. Although the average debt outstanding and average interest rate increased in 1995 from 1994, interest expense did not increase due to the capitalization of $0.4 million of interest related to the Company's development projects.
    At June 30, 1995, $9.9 million of the Company's debt was tax exempt financing bearing interest at a variable rate of 75% of prime.

    General and Administrative Expenses. In 1995, general and administrative expense totaled $0.9 million, versus $0.8 million for 1994. These amounts equaled 1.4% of rental revenues in 1995 and 1.8% of rental revenues in 1994. The Company expects that as it continues to grow, even though general and administrative expenses will increase in absolute terms, such expenses will not increase as a percentage of revenues.

    Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $0.1 million for the first six months of 1995 and $0.2 million for the first six months of 1994. Gains in both years came primarily from the sale of securities.

    Net Income. Net income totaled $26.0 million for the first six months of 1995 and $16.0 million for the first six months of 1994. Net income available for common shareholders totaled $17.8 million for the first six months of 1995 and $12.3 million for the first six months of 1994. The increases in net income and net income available for common shareholders for 1995 when compared to 1994 arose principally from substantially increased operating income from apartments due to the growth of the Company's apartment holdings. Net income per common share for 1995 increased to $.54 from $.53 in 1994.

    Dividends to preferred shareholders. Dividends to preferred shareholders totaled $8.2 million for the first six months of 1995 and $3.7 million for the first six months of 1994. The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the two periods. The preferred dividends are summarized in the following table
(in thousands):

                                                   Six months
                                           ------------------------
                                             1995              1994
                                           ------            ------
              Series A Preferred           $  830            $3,712
              Series B Preferred            4,410                 -
              Series C Preferred            2,939                 -
                                            -----            ------
                Total preferred dividends  $8,179             $3,712

     Holders of the Company's Series A Preferred Stock have converted 3.8 million of the 4.6 million Series A shares originally issued in June 1993 into approximately 5.1 million shares of the Company's common stock, as the common dividend was raised above the equivalent preferred dividend. In
November 1994, the Company completed a private placement of 4.0 million shares of the Series B Preferred Stock. As discussed earlier, the Company issued 4.6 million shares of the Series C Preferred Stock in March and April 1995.

    Funds From Operations. The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on recently published recommendations of a task force of the National Association of Real Estate
Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company's funds from operations by $0.3 million in 1995 and $0.2 million in 1994.
   Funds from operations rose 58% to $37.7 million for the first six months of 1995 as compared to $23.8 million for the first six months of 1994. Funds from operations available to common shares totaled $29.5 million for the first six months of 1995 and $20.1 million for the first six months of 1994.
These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings. On a per share basis, funds from operations on a fully diluted basis increased to $.90 from $.82 per share, or 10%, less than the absolute increase because of the larger number of shares outstanding.

   The following is a reconciliation of net income to funds from operations
(data in thousands, except per share data):

                                                        Six Months
                                               -------            -------
                                                  1995               1994
                                               -------            -------
     Net income                                $26,019            $16,009
     Less preferred dividends paid               8,179              3,712
                                                ------            -------
     Net income available for common shares     17,840             12,297

     Add depreciation of real estate owned      11,982              7,995
     Less net realized gains                        96                189
     Plus non-recurring expenses                  (200)                 -
                                                ------            -------
     Funds from operations available to
       common shares                            29,526             20,103
     Add preferred dividends                     8,179              3,712
                                                ------             ------
     Funds from operations-fully diluted       $37,705            $23,815
                                                ------             ------

    Weighted average common shares outstanding-
      primary                                   32,986              23,404
      fully diluted                             41,764              29,088

    Funds from operations per share-
      primary                                    $0.90               $0.86
      fully diluted                              $0.90               $0.82

Liquidity and Capital Resources

    Merry Land's financial strategy is to buy and develop apartment communities for cash, using amounts drawn on its unsecured line of credit, and subsequently to raise funds in the capital markets to permanently finance these investments. The Company completed a number of such acquisition and funding cycles in recent years and expects to continue to operate in this manner.
    On June 20, 1995, the Company completed the public offering of the 7.25% Senior unsecured notes described above and used the total net proceeds of $119.0 million to acquire the Jefferson at Cedar Springs, repay short term debt, and purchase marketable securities, which will be liquidated to fund future acquisitions and development.
    On March 8, 1995, the Company completed the public offering of $2.15 Series C Cumulative Convertible Preferred Stock described above and used the total net proceeds of $95.7 million to repay debt incurred in the acquisition and improvement of apartments and temporarily invested the remaining net proceeds in marketable securities pending future acquisitions. On April 12, 1995, the Company received net proceeds of $14.4 million from the sale of the over-allotment option of the Series C Preferred Stock.

    Financial Structure. At June 30, 1995, total debt equaled 27% of total capitalization at cost, and 21% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                         % of            Market           % of
                                        Cost            Total             Value          Total
                                   ---------            -----          --------          -----
   Advances under line of credit   $       -               0%          $      -             0%
   Mortgage loans                     17,802               1%            17,802             1%
   6.625% Senior unsecured notes     120,000              13%           120,000            10%
   7.25% Senior unsecured notes      120,000              13%           120,000            10%
                                     -------              ---           -------           ----
   Total debt                        257,802              27%           257,802            21%

   Common and preferred equity (1)   698,432              73%            908,905           79%
                                     -------              ---            -------           ---

   Total capitalization             $956,234             100%        $1,166,787           100%
                                    --------             ----        ----------           ----

   __________
       (1) Assumes conversion of all outstanding preferred stock into common stock.

    At June 30, 1995, the Company had no borrowings outstanding under its $160.0 million line of credit. This line matures on June 29, 1996, and subject to the banks' approval, is expected to be renewed annually.
    As discussed earlier, the Company's preferred stock and its senior unsecured notes are rated investment grade by Standard & Poor's Corporation and Moody's Investors Service, Inc.

    Liquidity. Merry Land expects to meet its short-term liquidity requirements with the net cash flow provided by operating activities, by liquidating its short term investments and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, capital improvements and replacements, debt service payments, dividend payments and current requirements of its program of new apartment development.
    As discussed earlier, the Company has executed agreements to purchase three additional apartment communities in Dallas, Texas for approximately $78.0 million. Closing on all three properties is expected to occur by year end. Through 1998, less than $0.3 million per year of principal payments on borrrowings are due. Capitalized expenditures for the Company's three development projects under way totaled $4.8 million at June 30, 1995. Of the remaining estimated cost of $42.2 million, $24.1 million is expected to be incurred in the last two quarters of 1995 with the balance spent in 1996.
    Capital resources available to the Company at June 30, 1995 included cash and marketable securities of $120.1 million and the Company's $160.0 million line of credit. Currently, there is no amount outstanding under the line of credit.
    The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including additional borrowings and the issuance and sale of debt and equity securities in the public and private markets. The Company is limited in the amount of debt it may incur under the terms of its existing loan agreements. At June 30, 1995, the Company's loan agreements would have allowed it to borrow an additional $200.0 million on an unsecured basis.

    Cash Flows. The following table summarizes cash flows for the first six months of 1995 and 1994 (in thousands):

                                               Sources and Uses of Cash:
                                               --------------------------
                                                        Six Months
                                               --------------------------
                                               1995                1994
                                               --------           --------
 Operating activities                          $ 42,175           $ 26,777
 Sales of common and preferred stock            115,546              2,443
 Net borrowings                                  44,992             39,668
 Other                                              113                 80
                                                -------            -------
   Total sources                                202,826             68,968
    Acquisitions of and improvements
      to properties                             (78,598)           (43,214)
 Development of properties                       (1,099)                 -
 Dividends paid                                 (31,303)           (17,782)
 Other                                           (3,793)              (623)
                                                -------             ------
    Total uses                                 (114,793)           (61,619)
                                                -------             ------

 Increase in cash, securities and
   temporary investments                       $ 88,033            $ 7,349
                                               --------            -------

     Operating cash flow has grown significantly with the expansion of the Company's apartment holdings. Operating cash flow grew to $42.2 million in the first six months of 1995 from $26.8 million in the first six months of 1994. Dividends paid in 1995 and 1994 increased from levels in prior years due to an increase in the average amount of stock outstanding, and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.35 for the second quarter of 1995 from $0.30 for the first quarter of 1994. Cash,securities and temporary investments increased significantly in 1995 because proceeds from the Series C Preferred Stock and the 7.25% Senior unsecured notes have yet to be invested in additional apartments.

    Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of such properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and certain of such expenditures which would be considered replacements at stabilized communicates (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period are capitalized and, upon completion of the project, depreciated over the lives of the project.

    The following table summarizes the capital expenditures for the first six months of 1995 and 1994 (dollars in thousands, except per unit data):

                                             1995            1994
                                          -------        --------
     Apartment communities:
        Acquisitions                      $72,684         $34,621
     Development projects:
        Development costs                      652              -
        Capitalized interest                   447              -
     Replacements for stabilized
         communities (1)                     1,320           793
     Improvements (2)                        4,048         7,591
     Commercial properties                     278            74
     Corporate level expenditure               268           135
                                           -------       -------
                                           $79,697       $43,214
                                           -------       -------
       Per Unit:
       Replacements for stabilized
          communities(1)                       $97          $121
       Improvements (2)                       $200          $512

     __________
     (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the first six months of 1995, 13,665 properties were stabilized as compared to 6,527 in the first six months of 1994.
     (2) Improvements include expenditures for all properties owned during the quarter and replacements for newly acquired communities.

    Inflation. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation. Merry Land & Investment Company, Inc.
<PAGEL
Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Changes in Securities

     Issuance of  7.25 % Senior unsecured notes.

     On June 20, 1995 the Company completed a public offering of $120.0 million of senior unsecured notes. The notes were sold at a price of 99.592% of par value, to yield 7.31% to mataurity.
     The notes bear an interest rat5e of 7.25%, payablem semi-annually in June and December. The notes haave a taerm or ten years and mature on June 15, 2005, but are redeemable at any time after June 15, 2002, subject to a pre-payment penalty.
      The notes rank equally with the Company's other unsecured and unsubordinated indebtedness. The Company capitalized $1.7 million of costs in connection with the issuance of the notes, which will be amortized over the term of the notes.
      The 7.25% Senior unsecured notes contain various covenants which limit the incurrence of debt by the Company. Under these covenants, the Company and its subsidiaries will not incur additional debt:
      - if total secured debt becmes greater than 40% of total assets;
      - if total debt becomes greater than 60% of total assets; or
      - if net operating income divided by interest on debt and regularly scheduled principal debt amortization becomes less than 1.5.
      The Company is also required to maintain unencumbered assets of not less than 150% of outstanding unsecured debt.

ITEM 3.  Defaults Upon Senior Securities

      None

ITEM 4.  Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held April 17, 1995 the following vote totals were recorded:

    1. Election of Directors: shares voted - 19,798,243

                            For                              Against/Abstain
                            ---                              ---------------
     W. Hale Barrett        19,589,075 (98.9%)               209,168(1.1%)
     W. Tennent Houston     19,589,558 (98.9%                208,685(1.1%)
     Peter S. Knox III      19,590,075 (98.9%)               208,168(1.1%)
     Hugh Long              19,588,158 (98.9%)               210,085(1.1%)
     Pierce Merry, Jr.      19,589,558 (98.9%)               208,685(1.1%)

    2. To amend the articles of Incorporation to increase the Company's authorized common stock from 50,000,000 shares to 100,000,000 shares: shares vote - 19,798,243

                             For                              Against/Abstain
                             ---                              ---------------
                             18,850,261 (95.2%)               947,982 (4.8%)

    3. Approval of the 1995 Stock Option and Incentive Plan: Shares Voted - 19,798,243

                             For                              Against/Abstain
                             ---                              ---------------
                             19,107,558 (96.5%)               690,685 (3.5%)


ITEM 5.  Other Information

 None

ITEM 6. Exhibits and Reports on Form 8K

    (4.1) The Company's 7 1/4% Note due 2005 (Incorporated herein by reference to Item 7, Exhibit 4A to the Company's Form 8-K filed June 23, 1995).

    (4.2) Indenture (Incorporated herein by refernce to Item 7, Exhibit 4B to the Company's Form 8-K filed June 23, 1995).

    (4.3) First Supplemental Indenture (Incorportated herein by reference to Item 7, Exhibit 4C to the Company's Form 8-K filed June 23,
             1995).

   (10.1) Credit Agreement between the Company and Lenders for a $160 million credit facility (Incorporated herein by reference to Item 7, Exhibit 10 to the Company's credit report on Form 8-K filed July 14, 1995).

 Reports on Form 8-K

                                                        Financial
                             Items                      Statements
  Form        Date Filed     Reported                   Filed
  ----        ----------     --------                   ----------
  8-K         June 8, 1995   Acquisition of Club at     No financial
                             Gwinnett, Laurel Gardens   statements required.
                             at Coral Springs and
                             Beach Club apartment
                             communities.

  8-K         June 19, 1995  Agreements to purchase      Pro forma statements
                             Jefferson at Cedar          of income and audited
                             Springs, Round Grove,       statement of excess
                             Chase Oaks and Parkway      revenues over
                             apartment communities       specific operating
                             in Dallas, Texas.           expenses with
                                                         respect to the
                                                         anticipated
                                                         acquisitions.

  8-K/A       June 21, 1995  Agreements to purchase      Pro forma statement
                             Jefferson at Cedar          of income and audited
                             Springs, Round Grove,       statement of excess
                             Chase Oaks and Parkway      revenues over
                             apartment communities       specific operating
                             in Dallas, Texas.           expenses with
                             (typographical errors)      respect to the
                                                         anticipated
                                                         acquisitions.
                                                         (typographical errors)

  8-K         June 23, 1995  Completion of 7.25%         N/A
                             Senior Notes Offering.

 Form 10-Q - Merry Land & Investment Company, Inc.
  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        MERRY LAND & INVESTMENT COMPANY, INC.



                        /s/W. Tennent Houston
                        W. Tennent Houston
                        President
                        Principal Financial Officer
July 21, 1995