Form 10-Q
period 1995-09-30
MERRY LAND & INVESTMENT CO INC
filed 1995-10-25
CIK 350071

-----------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarter ended

                                 September 30, 1995

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
  $2.15 Series C Cumulative Convertible
           Preferred Stock                            New York Stock Exchange

Number of shares outstanding as of September 30, 1995:
  Common Stock                      33,848,745
  Series A Preferred Stock             685,316
  Series C Preferred Stock           4,599,800

Indicate by check mark whether the registrant :(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter time as required), and (2) has been subject to such filing requirements for the past ninety
days:  Yes   X   . No    .
           ----     ----
------------------------------------------------------------------------------

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements
               Balance Sheets - September 30, 1995 and December 31, 1994 Statements of Income - Three months ended September 30, 1995 and 1994 and nine months ended September 30, 1995 and 1994
               Statements of Cash Flows - Nine months ended September 30, 1995 and 1994
               Notes to condensed financial statements - September 30, 1995
Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

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


SIGNATURES

Form 10-Q - Merry Land & Investment Company, Inc.
Part I. Financial Information
Item 1 - Financial Statements

                                   BALANCE SHEETS
                                            (Unaudited)
                                          September 30,   December 31,
                                                  1995            1994
                                         --------------  -------------
PROPERTIES AT COST
   Apartments                           $  937,392,323    $796,436,199
   Apartments under development             13,584,357       8,128,943
   Commercial rental property                6,349,503       6,039,242
   Land held for investment or
      future development                     3,832,874       3,831,281
   Operating equipment                       1,195,819         870,120
                                       ---------------  --------------
                                           962,354,876     815,305,785
   Less accumulated depreciation
      and depletion                         60,624,950      41,874,144
                                       ---------------  --------------
                                           901,729,926     773,431,641
CASH & SECURITIES
   Cash                                        502,952         717,957
   Short term investments                   46,150,000               -
   Marketable securities                    65,720,300      27,716,350
                                        --------------  --------------
                                           112,373,252      28,434,307
OTHER ASSETS
   Notes receivable                            822,089         941,172
   Deferred loan costs                       4,035,934       2,066,106
   Other                                     4,120,507       1,781,815
                                       ---------------  --------------
                                             8,978,530       4,789,093
TOTAL ASSETS                            $1,023,081,708    $806,655,041
                                       ---------------  --------------

NOTES PAYABLE
   Mortgage loans                      $    24,430,935   $  17,834,734
   6.625% Senior unsecured
      notes, due 1999-2001                 120,000,000     120,000,000
   7.25% Senior unsecured notes,
      due 2002                              40,000,000               -
   7.25% Senior unsecured notes,
      due 2005                             120,000,000               -
   Note payable - credit line                        -      57,600,000
   Repurchase agreements                             -      17,375,000
                                       ---------------   -------------
                                           304,430,935     212,809,734
PAYABLES & ACCRUED LIABILITIES
   Accrued interest                          2,609,500       2,224,288
   Resident security deposits                2,803,999       3,011,824
   Accrued property taxes                   10,025,302       1,204,966
   Other                                     3,528,572       2,553,375
                                       ---------------   --------------
                                            18,967,373       8,994,453
EQUITY
   Preferred stock ($1.75 Series A,
      $25.00 per share)                     17,132,900       62,908,100
   Preferred stock ($2.205 Series B,
      $25.00 per share)                    100,000,000      100,000,000
   Preferred stock ($2.15 Series C,
      $25.00 per share)                    114,995,000                -
   Common stock ($1.00 per share
      stated value)                         33,848,745       30,744,451
   Capital surplus                         425,026,443      375,169,573
   Cumulative undistributed
      net earnings                          16,495,953       23,111,941
   Notes receivable from
      stockholders and ESOP                (13,948,152)     (10,283,657)
   Unrealized gain on securities             6,132,511        3,200,446
                                        ---------------    -------------
                                           699,683,400      584,850,854
                                        ---------------    -------------
LIABILITIES AND STOCKHOLDERS'
     EQUITY                             $1,023,081,708     $806,655,041
                                        --------------     --------------

Shares of preferred stock
     outstanding                             9,285,116        6,516,324
Shares of common stock outstanding          33,848,745       30,744,451

     The notes to financial statements are an integral part of this statement.

Form 10-Q - Merry Land & Investment Company, Inc.
Part I. Financial Information
Item 1. Financial Statements


                                 INCOME STATEMENTS
                                    (Unaudited)
                           Three Months Ended       Nine Months Ended
                               September 30,          September 30,
                       ------------------------   ---------------------------
                          1995          1994              1995           1994
                       -----------  -----------   ------------   ------------
INCOME
    Rental income       $37,967,793 $25,611,316   $104,958,169    $72,497,565
    Mineral royalties       142,820     222,456        347,075        724,851
    Mortgage interest        20,243      23,948         59,567         66,743
    Other interest        1,852,423     672,928      3,268,373      1,304,780
    Dividends               281,872      65,448        620,089        207,815
    Other income          1,206,875    (679,688)     1,346,647       (679,688)
                        ------------  ----------  --------------  ------------
                         41,472,026  25,916,408    110,599,920     74,122,066
EXPENSES
    Rental expense       10,700,426   7,170,701     29,109,421     20,228,143
    Interest              4,559,827   2,390,169      9,858,979      7,756,030
    Depreciation -
       real estate        6,629,733   4,488,088     18,612,128     12,482,727
    Depreciation - other     53,950      35,691        138,679         76,507
    Amortization -
       financing costs      156,218      86,995        330,209        260,986
    Taxes and insurance   4,852,739   2,312,202     11,396,414      7,227,807
    General and administrative
       expense              625,357     291,227      1,538,007      1,128,545
    Other non-recurring
       expense                    -     200,000       (200,000)       200,000
                         ---------- -----------   -------------  -------------
                         27,578,250  16,975,073     70,783,837     49,360,745

    Income before net
      realized gains     13,893,776   8,941,335     39,816,083     24,761,321
    Net realized gains    1,544,136     743,743      1,641,148        933,141
                        -----------  ----------    ------------   ------------

NET INCOME               15,437,912   9,685,078     41,457,232     25,694,462

    Dividends to preferred
      shareholders        4,980,763   1,641,106     13,159,682      5,352,812
                       ------------- ----------    -------------- ------------

NET INCOME AVAILABLE
  FOR COMMON SHARES     $10,457,149  $8,043,972    $28,297,550    $20,341,650
                       ------------  ----------    -------------- ------------

Weighted average common shares
    - outstanding        33,714,729  28,224,500     33,231,507     25,006,515
    - fully diluted      44,610,428  33,252,800     42,737,912     30,473,450

NET INCOME PER
COMMON SHARE                   $.31        $.29          $ .85           $.81
                              -----        ----          -----           ----
CASH DIVIDENDS DECLARED
PER COMMON SHARE               $.35        $.30          $1.05           $.90
                              -----        ----          -----           ----

     The notes to financial statements are an integral part of this statements.

Item 1 - Financial Statements and Supplementary Data

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                       Nine months Ended September 30,
                                                 1995           1994
                                        -------------    -----------
OPERATING ACTIVITIES:
  Rents and royalties received           $105,323,753    $73,220,416
  Interest received                         2,392,862      1,335,379
  Dividends received                          620,089        207,815
  Rental expense                          (28,845,133)   (20,228,143)
  General and administrative expense       (1,767,752)    (1,521,204)
  Interest expense                         (9,473,767)    (9,743,530)
  Property taxes and insurance expense     (2,705,411)    (2,001,176)
  Other                                      (102,126)      (968,182)
                                         -------------  -------------
  Net cash provided (used) by operating
   activities:                             65,442,515     40,301,375

INVESTING ACTIVITIES:
  Principal received on notes receivable      119,084        112,411
  Sale of securities                       16,566,751      7,568,488
  Purchase of securities                  (48,412,920)   (33,176,563)
  Sale of real property                        66,653         69,929
  Purchase of real property              (131,308,581)   (47,460,524)
  Development of real property             (4,954,041)             -
  Improvements to real property           (10,784,876)   (11,238,933)
  Purchase of short term investments      (46,150,000)             -
  Other                                    (2,868,097)      (487,677)
                                        --------------  -------------
  Net cash provided (used) by investing
   activities:                           (227,726,027)   (84,612,869)

FINANCING ACTIVITIES:
  Net borrowings - senior
    unsecured notes                       160,000,000              -
    Net borrowings (repayments)
     - bank debt                          (57,600,000)      (375,000)
    Net borrowings (repayments)
     - mortgage loans                       6,596,201    (18,947,144)
    Repurchase agreements                 (17,375,000)             -
    Cash dividends paid - common          (34,918,264)   (22,740,909)
    Cash dividends paid - preferred,
      Series A                             (1,133,017)    (5,352,813)
    Cash dividends paid - preferred,
      Series B                             (6,615,000)             -
    Cash dividends paid - preferred,
      Series C                             (5,411,665)             -
    Common stock retired                     (238,816)             -
    Sale of common stock -
      public offering                               -     87,751,638
    Sale of common stock - reinvested
      dividends                             6,506,525      2,740,231
    Sale of common stock - stock
      purchase plan                         1,783,272        671,294
    Sale of common stock - employees          774,538        243,903
    Sale of preferred stock - public
      offering                            109,699,733              -
                                      ---------------    -------------
    Net cash provided (used) in
      financing activities                162,068,507     43,991,200

                                      ---------------    -------------
    NET INCREASE (DECREASE) IN CASH          (215,005)      (320,294)

    CASH AT BEGINNING OF PERIOD               717,957        577,544
                                      ---------------    -------------

    CASH BALANCE                        $     502,952  $     257,250
                                      ---------------    -------------

          The accompanying notes are an integral part of these statements.

Item 1 - Financial Statements and Supplementary Data

                              STATEMENTS OF CASH FLOWS
       (Reconciliation of Net Income to Cash Flows from Operating Activities)
                                    (Unaudited)


                                          Nine Months Ended September 30,
                                         --------------------------------
                                                  1995               1994
                                         -------------       ------------
Net income                                 $41,457,232        $25,694,462
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation and amortization               19,081,016         12,820,220
(Increase) decrease in interest and
  accounts receivable                       (1,502,662)           (63,566)
(Increase) decrease in other assets         (2,805,859)          (894,802)
Increase (decrease) in accounts payable
  and accrued interest                      10,853,936          3,678,202
Gain on the sale of marketable securities   (1,572,902)          (880,411)
Gain on the sale of real estate                (68,246)           (52,730)
                                          -------------       ------------

Net cash provided by operating activities  $65,442,515        $40,301,375
                                          -------------       ------------

The accompanying notes are an integral part of these statements.

                       Merry Land & Investment Company, Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1995
                                    (Unaudited)

1. Nature of Business

          Merry Land & Investment Company, Inc. is a real estate investment trust (REIT), which owns and operates upscale apartment communities in eight Southern states including Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas and Virginia and also in Ohio. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.

2. Marketable Securities and Short-term Investments

          The cost and market value of securities by major classification at September 30, 1995 were as follows:

                                                  Cost               Market
                                         -------------        -------------
          Common stocks                  $  10,382,039        $  15,005,250
          Corporate debentures               1,905,750            2,450,250
          U.S. Treasury securities          47,300,000           48,264,800
          Money market                      46,150,000           46,150,000
                                         -------------        -------------
                                          $105,737,789         $111,870,300
                                         -------------        -------------

3. Borrowings

        During the second quarter of 1995 the Company completed a public offering of $120 million of 7.25% senior unsecured notes due in 2005. Interest will be paid semi-annually with the first payment due December 15, 1995, and the notes will mature on June 15, 2005. In the third quarter of 1995 the Company completed a public offering of $40 million of 7.25% senior unsecured notes due in 2002. Interest will be paid semi-annually with the first payment due April 1, 1996, and the notes will mature on October 1, 2002.

           Borrowings at September 30, 1995 were as follows:

       6.625% senior unsecured notes (a)           $120,000,000
       7.25% senior unsecured notes (b)              40,000,000
       7.25% senior unsecured notes (c)             120,000,000
       Mortgage loans at fixed rates (d)             14,480,935
       Tax exempt mortgage loan at variable rate (e)  9,950.000
                                                    -----------
                                                   $304,430,935
                                                   ------------

     (a) $120 million, 6.625% notes, interest payable semi-annually, principal installments of $40 million each due 1999, 2000, and 2001.
     (b) $40 million, 7.25% notes, interest payable semi-annually, maturity 2002.
     (c) $120 million, 7.25% notes, interest payable semi-annually, maturity 2005.
     (d) Secured by apartment communities at interest rates of 8.375% and 9.875%. $7.0 million is due in December, 1995 with the balance due in monthly installments through 2000.
     (e) Secured by apartment community at a variable interest rate equal to 75% of prime, due in principal installments of $75,000 in 1996 and $200,000 each in 1997 through 2000, with balances callable in 2000.


      Maturities of borrowings at September 30 were as follows (in thousands):

           1995             $   7,038
           1996                   148
           1997                   279
           1998                   286
           1999                40,293
           2000                56,387
           2001                40,000
           2002                40,000
           2003                     -
           2004                     -
           2005               120,000
                             --------
                             $304,431

4. Income Taxes and Dividend Policy

           As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1995 to qualify as a REIT and to avoid paying income taxes. On September 29, 1995, the Company paid dividends per share as follows:

           Series A Preferred                  $.43750
           Series B Preferred                  $.55125
           Series C Preferred                  $.53750
           Commom                              $.35000

5. Environmental Matters

           On July 1, 1994 the Environmental Protection Division of the State of Georgia published its initial Hazardous Site Inventory under the State's 1992 "Superfund" law, which requires investigation, and if appropriate, remedial action with respect to listed sites. A 96 acre tract owned by the Company and located in Richmond County, Georgia, formerly used as a landfill, was included on this list. In the third quarter of 1994 the Company accrued $200,000 as a non-recurring charge, representing the Company's estimate of its share of the potential cost if further investigation of the site was required as a result of the action by the State of Georgia.
          On April 24, 1995, following discussions with the Company's representatives, the Georgia EPD notified the Company that it had determined that there was insufficient evidence to include the site on the Hazardous Site Inventory. The state removed the site from the inventory as of that date. The Company reversed the $200,000 non-recurring charge in the second quarter of 1995.

Part I
Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

(In thousands except apartment, per share and per unit data)

Overview

          Merry Land & Investment Company, Inc. is one of the largest publicly owned real estate investments trusts in the United States and is one of the nation's largest owners and operators of upscale garden apartments. At September 30, 1995 the Company had a total equity market capitalization of $942.3 million and owned a high quality portfolio of 77 apartment communities containing 21,235 units and having an aggregate cost of $937.3 million. The following table describes the growth of the Company's apartment holdings in recent years:

                      Units (1)      Increase     Cost (1) (2)   Increase
                      ---------      --------     ------------   --------
        1992              6,527           76%      $209,549           73%
        1993             13,979          114        554,444          165
        1994             18,851           35        796,436           44
        1995, through
          September 30   21,235           13%      $937,320           18%

           ------------------
           (1) Excludes condominium units.
           (2) Represents the total acquisition cost of apartments plus the capitalized cost of improvements made subsequent to acquisition.

            Substantially all of the Company's apartment communities command rental rates in the upper range of their markets. The communities are geographically diversified, located in twenty-six metropolitan areas primarily in the Southern United States, each with a population in excess of 250,000. Merry Land considers its market area to include the Southern United States, extending from the Washington D.C. area, to Texas and to Florida. The Company expects eventually to operate in most of the major markets in this area.

The following table further describes the Company's apartment holdings as of September 30, 1995.

                                              % of   Average        Average
          Market         Units       Cost   Total   Occupancy    Rental Rate
          ------         -----     -----    ------  ---------    -----------
          Atlanta        3,346      $137.8     15%       95%           $613
          Jacksonville   2,550       104.2     11        97             591
          Orlando        1,902        90.2     10        95             640
          Charlotte      1,623        57.9      6        96             563
          Tampa/St.
           Petersburg    1,301        63.9      7        94             639
          Ft. Myers      1,268        57.9      6        94             641
          Raleigh        1,256        46.3      5        96             584
          Dallas         1,160        73.7      8        90             821
          Charleston       880        33.0      4        94             515
          Savannah         865        32.4      3        98             583
          All others     5,084       240.0     25        95             644
                        ------      ------    ----      ----           ----
                        21,235      $937.3    100%       96%           $624

           In December 1994, the Company commenced a program of apartment development in order to provide an additional means of expanding its apartment holdings. At that time, the Company bought three tracts of land for the construction of high quality suburban garden apartments. The Company has since bought two additional development parcels. The Company intends to build communities on these sites using experienced apartment developers to provide development and construction management services. Construction on the Atlanta and Nashville communities described below has commenced. The following table summarizes the Company's current development communities.

                                        Total     Cost     Cost
                                     Budgeted      Per       To    Estimated
          Under Development:  Units      Cost     Unit     Date   Completion
          ------------------  -----  ---------  -------    -----  ----------
           Atlanta              586     $37.4  $63,822    $4.1         1997
           Greensboro           200      11.0   55,250     0.8         1997
           Nashville            280      16.8   60,161     2.4         1996
           Savannah             308      17.3   56,091     1.6         1996
                              -----  ---------- ------    -----    ---------
                              1,374     $82.5   $60,095   $8.9

           Future Development:
           -------------------
           Greensboro           300                       $1.7         1997
           Nashville            180                        2.5         1997
           Savannah             352                        0.5         1997
                                                          ----
                                                          $4.7

           The Company expects that further expansion of its apartment holdings will continue to come primarily from acquisitions.

Recent Developments

           1995 Acquisitions. In the first nine months of 1995, the Company acquired seven apartment communities containing 2,384 units at a cost of $129.9 million:

           Apartment                      Location                 Units
           ----------                     --------                 -----
           Gwinnett Club                  Atlanta, Georgia           260
           Laurel Gardens                 Ft. Lauderdale, Florida    384
           Beach Club                     Ft. Myers, Florida         320
           Jefferson at Cedar Springs     Dallas, Texas              380
           Jefferson on the Parkway       Dallas, Texas              376
           Kimmerly Glen                  Charlotte, North Carolina  260
           Jefferson at Round Grove       Dallas, Texas              404
                                                                  ------
                                                                   2,384

     Investment in Texas Properties. In June, July and August of 1995, Merry Land closed the acquisition of its first apartment communities in the state of Texas with the purchases of Jefferson at Cedar Springs, Jefferson on the Parkway and Jefferson at Round Grove, all in Dallas, by acquiring the limited partnerships which owned the communities. The partnership interests were acquired by two newly created, wholly-owned subsidiaries of Merry Land under an agreement by which Merry Land agreed to purchase them upon completion of construction and the attainment of specified occupancy and rent levels. The agreement also calls for the acquisition of a fourth newly constructed apartment community containing 470 units, which the Company expects to close in the fourth quarter of 1995. The Company expects to further expand its holdings in Dallas and to invest in additional major Texas markets as opportunities allow.

     Greensboro, North Carolina Developments. In July, the Company bought two tracts of land in Greensboro, North Carolina for apartment development. One tract is located adjacent to the Company's Adams Farm community and will be used to expand that community by 200 units with development expected to begin there by year end. The other tract will be used for development of a 300 unit community with development expected to commence in 1997.

     Issuance of Senior Unsecured Notes. On September 1, 1995 the Company completed a public offering of $40.0 million of senior unsecured notes. The notes were sold at a price of 99.933% of par value, to yield 7.26% to maturity. The notes bear an interest rate of 7.25%, payable semi-annually in April and October and mature on October 1, 2002.
     On June 20, 1995 the Company completed a public offering of $120.0 million of senior unsecured notes. The notes were sold at a price of 99.562% of par value, to yield 7.31% to maturity. The notes bear an interest rate of 7.25%, payable semi-annually in June and December and mature on June 15, 2005, but are redeemable at any time after June 15, 2002, subject to a prepayment penalty.
     In conjunction with issuing these notes, the Company incurred and capitalized $2.0 million of costs and will amortize the costs over the terms of the notes. The notes rank equally with the Company's other unsecured and unsubordinated indebtedness.
     The two series of senior unsecured notes due in 2002 and 2005 contain covenants which limit the levels of debt the Company may incur. Under these covenants the Company will not incur additional debt:
   - if total secured debt becomes greater than 40% of total assets;
   - if total debt becomes greater than 60% of total assets; or
   - if net operating income divided by interest on debt and regularly scheduled principal debt amortization becomes less than 1.5.
        The Company is also required to maintain unencumbered assets of not less than 150% of outstanding unsecured debt.

           Credit Line Increase. On June 30, 1995, the Company increased its existing $100.0 million unsecured line of credit to $160.0 million. The Company's primary bank continues to provide the Company with the first $100.0 million of the line of credit, which bears interest at 0.65% above the thirty day London Interbank Offered Rates (LIBOR) and a group of five other banks provide the additional $60.0 million portion of the line of credit at a rate of interest 1.65% above LIBOR. The Company expects to use the credit line to finance apartment acquisitions and development.

           Debt Rating Raised. Standard & Poor's raised its credit rating on the Company's senior unsecured notes from BB to BBB+ in connection with the June debt offering discussed above. Moody's Investors Service held its rating of the Company's senior unsecured notes at Baa2. Both ratings are "investment grade".

           Sale of Preferred Stock. In a public offering on March 8, 1995, the Company issued 4,000,000 shares of $2.15 Series C Cumulative Convertible Preferred Stock at $25.00 per share for net proceeds of $95.7 million. On April 7, 1995, the Company issued an additional 600,000 shares of the Series C Preferred Stock for net proceeds of $14.4 million under the overallotment option given to the underwriters in the March 8 offering.

Results of Operations for the Nine Months Ended September 30, 1995 and 1994.

           Rental Operations. The operating performance of the Company's apartments is summarized in the following table (dollars in thousands, except average monthly rent):

                                               Nine Months
                                     -----------------------------------
                                            1995           1994  % Change
                                      ----------      ---------  --------
           Rents                        $104,597        $71,952    45%
           Operating expenses             28,754         20,051    43
           Taxes and insurance            11,001          6,931    59
           Depreciation                   18,500         12,377    49
                                      ----------      ---------   ----
                                         $46,342        $32,593    42%

           Average monthly rent (1)         $624           $577    8.1%
           Average occupancy (2)           95.2%          94.9%    0.3%(4)
           Expense ratio (3)               38.0%          37.5%    0.5%(4)

           ----------
           (1) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September 30.
           (2) Represents the average physical occupancy at each month end of the period held.
           (3) Represents total of operating expenses, taxes and insurance divided by rental revenues.
           (4) Represents increase or decrease between years.

           With the Company's acquisition of new communities, the weighted average number of apartments owned rose to 19,857 in the first nine months of 1995 from 14,486 in the first nine months of 1994, and rental revenues and expenses rose accordingly. Rental revenues also increased because most of the rental markets in which Merry Land operates are experiencing strong job growth and household formation, and this is reflected in high occupancy levels and rising rent rates. The Company operates in 26 metropolitan areas, and has no more than 15% of its portfolio located within any one city. The Company believes that this diversification of its apartment portfolio reduces the volatility of its aggregate rental occupancy and rental income.
            Construction starts of new apartment communities have increased in the Company's market area, and as a result occupancy levels have moderated in some cities. Company wide occupancy at September 30, 1995 totaled 96.0%, down from 97.0% at the same date in 1994. Even so, the Company believes that demand continues to outstrip supply and expects a generally strong rental market to continue throughout 1995 and into 1996.
            The 8.1% increase in portfolio average rental rates in the first nine months of 1995 from the first nine months of 1994 resulted from higher rents at its continuing properties, and also reflects the higher rents charged at the communities the Company acquired in 1994 and 1995, whose monthly rents averaged $638 and $720, respectively, at September 30, 1995, versus the total portfolio average of $624.
           The performance of the 13,665 units which the Company held for the first nine months of both 1995 and 1994 ("same property" results), is summarized in the following table (dollars in thousands, except average monthly rents; see footnotes above):

                                         Nine Months
                                   ---------------------------
                                       1995      1994  %Change
                                    -------   -------  -------
           Rents                    $71,468   $68,189       5%
           Operating expenses        20,240    19,200       5
           Taxes and insurance        7,117     6,950       2
           Depreciation              12,835    11,794       9
                                    -------   -------      ---
                                    $31,276   $30,245       3%

           Average monthly rent        $600      $575     4.3%
           Average occupancy           95.3%     94.9%    0.4%
           Expense ratio               38.3%     38.4%   (0.1)%

           --------
          (1) Same property results do not include Gwinnett Crossing, a 314 unit community, which was owned for the first nine months of 1995 and 1994. The 260 unit Gwinnett Club community, acquired in 1995, is adjacent to Gwinnett Crossing. These communities were combined and are now operated as a single community.

          Reflecting generally strong rental markets, rental revenues for the first three quarters rose $3.3 million or 5% for those properties held for all of both periods, as a result of 0.4% higher average occupancy and 4.3% higher average rental rates. In part offsetting the increase in rents, operating expenses increased $1.0 million or 5% for the first nine months of 1995 as compared to the same period in 1994, due primarily to increases in offsite property management expense, water and personnel costs. The increase in personnel costs is attributable primarily to higher levels of staffing as formerly vacant positions were filled at communities acquired in late 1993 and the vesting of additional employees in the Company's ESOP plan. Off site property management expense has risen as the Company has established additional corporate level positions in marketing, training, maintenance and administration. The cost of off site, corporate level management expenditures is allocated to communities as part of their operating expense.

          Mineral Royalty and Commercial Property Income. These amounts decreased to $0.7 million in the first nine months of 1995 from $1.2 million in the first nine months of 1994, largely as the result of the expiration in late 1994 of a contract for the sale of sand and also because of lower occupancies at the Company's non-apartment properties.

          Interest and Dividend Income. Interest and dividend income rose to $3.9 million for the first nine months of 1995 from $1.6 million for the first nine months of 1994 due to the temporary investment of proceeds from the $115.0 million Series C Preferred Stock offering in March and the $160.0 million 7.25% senior unsecured notes offerings in June and September. Average investments rose to $65.7 million in the first nine months of 1995 from $34.5 in the first nine months of 1994, while the average annual return on investments in 1995 averaged 5.9% as compared to 6.0% in 1994.

          Other Income. Other income totaled $1.3 million for the first nine months of 1995 as compared to a loss of $0.7 million for the first nine months of 1994. Other income in 1995 included profits of $1.2 million from cash management activities and $0.1 million from the sale of timber, while the loss in 1994 came from cash management activities. Cash management activities include the purchase and sale of liquid securities and the purchase and sale of options related to such securities. The profits and losses from cash management activities of the Company's uncommitted cash and temporary investments were originally included in net realized gains in the second quarter of 1995 and the third quarter of 1994. The Company now includes in other income the profits and losses from cash management activities until the eventual investment of funds into apartment communities. Gains and losses from long-term investments continue to be included in net realized gains and losses. The Company believes that this accounting for cash management activities is consistent with the recent interpretations by the National Association of Real Estate Investment Trusts for the definition of funds from operations regarding sales of undepreciated assets incidental to the Company's operations, though, the Company includes only profits or losses from liquid assets held for a short period of time instead of all undepreciated assets.

          Interest Expense. Interest expense totaled $9.9 million for the first nine months of 1995, up from $7.8 million for the first nine months of 1994. Average debt outstanding rose to $227.6 million in the first nine months of 1995 from $159.7 million in the first nine months of 1994, primarily as a result of financing apartment purchases and the issuance of the 7.25% senior unsecured notes discussed above. The weighted average interest rate charged on all the Company's debt increased to 6.7% for the first nine months of 1995 from 6.3% for the first nine months of 1994, primarily as a result of rising short term rates and the replacement of short-term financing with the 7.25% senior unsecured notes. During the first nine months of 1995, $0.7 million of interest related to the Company's development projects was capitalized.

          General and Administrative Expenses. General and administrative expenses for the first nine months were $1.5 million, only 1.4% of revenues and 2.6% of funds from operations. For all of last year these expenses averaged 1.7% of revenues and 3.2% of funds from operations. The significant improvement this year reflects continuing efforts to control overhead costs, and more importantly the significant increase in the Company's revenues.

          Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $1.6 million for the first nine months of 1995 and $0.9 million for the first nine months of 1994. Gains in both years came primarily from the sale of securities held for more than one year. In 1995, 281,400 shares of First Financial Holdings, Inc. were sold on the open market. At September 30, 1995, the Company owned 200,000 shares of First Financial.

          Net Income. Net income totaled $41.5 million for the first nine months of 1995 and $25.7 million for the first nine months of 1994. Net income available for common shareholders totaled $28.3 million for the first nine months of 1995 and $20.3 million for the first nine months of 1994. The increases in net income and net income available for common shareholders for 1995 when compared to 1994 arose principally from substantially increased operating income from apartments due to the growth of the Company's apartment holdings. Net income per common share for the first nine months of 1995 increased to $.85 from $.81 in the first nine months of 1994.

          Dividends to preferred shareholders. Dividends to preferred shareholders totaled $13.2 million for the first nine months of 1995 and $5.4 million for the first nine months of 1994. The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the period. Preferred dividends are summarized in the following table (in thousands):

                                                Nine months
                                           -------------------
                                                1995      1994
                                           ---------   -------
          Series A Preferred shares          $ 1,133    $5,353
          Series B Preferred shares            6,615         -
          Series C Preferred shares            5,412         -
                                           ---------   -------
             Total preferred dividends       $13,160    $5,353


          Holders of the Company's Series A Preferred Stock have converted
3.9 million of the 4.6 million Series A shares originally issued in June 1993 into 5.2 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend. In November 1994, the Company completed a private placement of 4.0 million shares of the Company's Series B Preferred Stock, and in March and April 1995 the Company issued 4.6 million shares of the Series C Preferred Stock.

          Funds From Operations. The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on recently published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company's funds from operations by $0.5 million and $0.3 million for the first nine months in 1995 and 1994, respectively.
          Funds from operations rose 56% to $58.2 million for the first nine months of 1995 as compared to $37.4 million for the first nine months of 1994. Funds from operations available to common shares rose 40% to $45.1 million for the first nine months of 1995 compared to $32.1 million for the first nine months of 1994. These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings. On a fully diluted per share basis, funds from operations increased to $1.36 from $1.23 per share,or 11%.
          The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                  Nine Months
                                              ------------------
                                                  1995      1994
                                              --------    ------
         Net income                           $41,457   $25,694
         Less preferred dividends paid         13,160     5,353
                                              --------   -------
         Net income available for common
           shares                              28,297     20,341

         Add depreciation of real estate
           owned                               18,612     12,483
         Less net realized gains                1,641        933
         (Less) or plus non-recurring
           (income) expenses                     (200)       200
                                              --------   -------

         Funds from operations available
           to common shares                    45,068     32,091
         Add preferred dividends               13,160      5,353
                                              --------   -------
         Funds from operations-fully diluted  $58,228    $37,444
                                              --------   -------

         Weighted average common shares
           outstanding-
                primary                         33,232    25,007
                fully diluted                   42,738    30,473

         Funds from operations per share-
                primary                          $1.36     $1.28
                fully diluted                    $1.36     $1.23

Liquidity and Capital Resources

               In the first nine months of 1995, the Company raised $268.4 million from the issuance of preferred stock and senior notes described above. The Company used $129.9 million to acquire apartments. At September 30, 1995 the Company held $112.4 million of cash and securities available for further investment in apartments.

          Financial Structure. At September 30, 1995, total debt equaled 30% of total capitalization at cost, and 24% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                              % of      Market     % of
                             Cost            Total       Value    Total
                            ------         -------   ---------    ------
  Advances under line
     of credit            $     -               0%   $       -        0%
  Mortgage loans           24,431               2%      24,431        2%
  6.625% senior unsecured
     notes, 1999           40,000               4%      40,000        3%
  6.625% senior unsecured
     notes, 2000           40,000               4%      40,000        3%
  6.625% senior unsecured
     notes, 2001           40,000               4%      40,000        3%
  7.25% senior unsecured
     notes, 2002           40,000               4%      40,000        3%
  7.25% senior unsecured
     notes, 2005          120,000              12%     120,000       10%
                      -----------          --------   --------      ----
  Total debt              304,431              30%     304,431       24%

  Common and preferred
     equity (1)           699,683              70%     942,291       76%
                      -----------          --------   --------      ----

  Total capitalization $1,004,114             100%  $1,246,722      100%
                      -----------          --------- ----------     ----

       -----------
       (1) Assumes conversion of all outstanding preferred stock into common stock.

               At September 30, 1995, the Company had no borrowings outstanding under its $160.0 million line of credit. This line matures on June 29, 1996, and subject to the banks'approval, is expected to be renewed annually.

               Liquidity. Merry Land expects to meet its short-term liquidity requirements with the net cash flow provided by operating activities, by liquidating its short term investments and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, capital improvements and replacements, debt service payments, dividend payments and current requirements of its program of new apartment development. As discussed earlier, the Company has agreed to purchase one additional apartment community in Dallas, Texas. Closing is expected to occur in the fourth quarter. Expenditures for the four development projects under way totaled $8.9 million at September 30, 1995. Of the remaining estimated cost of $73.6 million, $8.0 million is expected to be incurred in the last quarter of 1995 with the balance to be expended in 1996 and 1997. In the last quarter of 1995, one mortgage loan with a $7.0 million principal balance is due, and from 1996 through 1998, less than $0.3 million per year of principal payments on borrowings are due. Capital resources available to the Company at September 30, 1995 included cash and marketable securities of $112.4 million and the Company's $160.0 million line of credit. Currently, there is no amount outstanding under the line of credit.
               The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including additional borrowings and the issuance and sale of debt and equity securities in the public and private markets. The Company is limited in the amount of debt it may incur under the terms of its existing loan agreements. At September 30, 1995, the Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow an additional $166.6 million on an unsecured basis.

               Cash Flows. The following table summarizes cash flows for the first nine months of 1995 and 1994 (dollars in thousands):

                                               Sources and Uses of Cash:
                                               -------------------------
                                                     Nine Months
                                               -------------------------
                                                   1995             1994
                                               --------        ---------

               Operating activities            $ 65,443         $ 40,981
               Sales of common and
                preferred stock                 118,525           91,407
               Net borrowings                    91,621                -
               Other                                188              182
                                               --------        ---------
               Total sources                    275,777          132,570
               Acquisitions of and
                improvements to properties     (142,093)         (58,699)
               Development of properties         (4,954)               -
               Dividends paid                   (48,078)         (28,094)
               Net repayment of borrowings            -          (19,322)
               Other                             (2,871)            (487)
                                              ----------        ---------
               Total uses                      (197,996)        (106,602)
                                              ----------        ---------

               Increase (decrease) in cash,
                securities and temporary
                investments                    $  77,781       $  25,968
                                               ---------       ---------


               Operating cash flow has grown significantly with the expansion of the Company's apartment holdings. Dividends paid in 1995 and 1994 increased from levels in prior years due to an increase in the average amount of stock outstanding, and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.35 in the fourth quarter of 1994 from $0.30 per share. Cash, securities and temporary investments increased significantly in 1995 because all of the proceeds from the two series of 7.25% senior unsecured notes have not been invested in additional apartments.

               Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which reduce the cost of operating assets.
At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and same of these expenditures which would be considered replacements at stabilized communicates (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the project.
               The following table summarizes the capital expenditures for the first nine months of 1995 and 1994 (dollars in thousands, except per unit data):

                                               Nine Months
                                          -------------------
                                               1995      1994
                                          ---------  --------
     Apartment communities:
        Acquisitions                        $131,308   $47,460
        Development projects:
        Development costs                      4,235         -
          Capitalized interest                   719         -
          Replacements for stabilized
            communities (1)                     2,286    1,289
          Improvements (2)                      7,863    9,691
            Commercial properties                 310       79
            Corporate level expenditures          326      180
                                             --------  -------
                                             $147,047  $58,699
                                             --------  --------
          Per Unit:
            Replacements for stabilized
              communities (1)                    $167     $198
            Improvements (2)                     $370     $644

               ------------
               (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the first nine months of 1995, 13,665 units were stabilized as compared to 6,527 in the first nine months of 1994.
               (2) Improvements include expenditures for all properties owned during the period and replacements for newly acquired
                    communities.

               Inflation. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

Merry Land & Investment Company, Inc.
Part II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

               None

ITEM 2.  Changes in Securities

               Issuance of 7.25% senior unsecured notes.

               On September 1, 1995 the Company completed a public offering of $40.0 million of senior unsecured notes. The notes were sold at a price of 99.933% of par value, to yield 7.26% to maturity. The notes bear an interest rate of 7.25%, payable semi-annually in April and October and mature on October 1, 2002. In connection with issuing the notes, the Company incurred and capitalized $0.3 million of costs and will amortize the costs over the term of the notes.
               The notes rank equally with the Company's other unsecured and unsubordinated indebtedness. The 7.25% senior unsecured notes contain various covenants which limit the levels of debt the Company may incur. Under these covenants, the Company will not incur additional debt:
               - if total secured debt becomes greater than 40% of total
                    assets;
               - if total debt becomes greater than 60% of total assets; or
               - if net operating income divided by interest on debt and
                    regularly scheduled principal debt amortization becomes less than 1.5.
The Company is also required to maintain unencumbered assets of not less than 150% of outstanding unsecured debt.

ITEM 3. Defaults Upon Senior Securities

                None

ITEM 4. Submission of Matters to a Vote of Security Holders

                None

ITEM 5. Other information

                None

ITEM 6. Exhibits and Reports on Form 8-K

           a.    Exhibits:

                 (4.1) Form of Merry Land & Investment Company, Inc. 7.25%
                       Notes due 2002 (incorporated herein by reference to Exhibit A of the Company's current report on Form 8-K filed September 1, 1995).

           b.    Reports on Form 8-K and 8-K/A:

   Form    Date Filed       Items Reported      Financial Statements Filed
  -----    -----------      --------------      --------------------------
   8-K     July 14, 1995    $160 million        No financial statements
                            line of credit      required.
                            agreement

                            Acquisition of      Financial Statements were
                            Jefferson at        filed on the Company's
                            Cedar Springs       current report on Form
                                                8-K filed 6/19/95 and
                                                amended on Form 8-K/A
                                                filed on 6/21/95
                                                (typographical error).

   8-K     Sept. 1, 1995   Completion of         No financial statements
                           public offering of    required.
                           $40 million 7.25%
                           Notes due 2002

   8-K     Sept. 14, 1995  Acquisition of        Financial Statements
                           Jefferson at          were filed on the
                           Round Grove and       Company's current report
                           Jefferson on the      on Form 8-K filed on
                           Parkway               6/19/95 and amended on
                                                 Form 8-K/A filed 6/21/95
                                                 (typographical error).

                           Acquisition of        No financial statements
                           Kimmerly Glen         required.

                           Acquisition Lake      No financial statements
                           Site & Adams Farm     required.
                           development
                           properties

   8-K/A   Sept.18, 1995   Financial Statements  Statements of Excess of
                           for Club at Gwinnett  Revenues over Specific
                           (now known as         Operating Expenses
                           Gwinnett Crossing)
                           and Laurel Gardens

Form 10-Q - Merry Land & Investment Company, Inc.
          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MERRY LAND & INVESTMENT COMPANY, INC.


                                  ---------------------------
                                  W. Tennent Houston
                                  President
                                  Principal Financial Officer

          October 25, 1995