Form 10-K405
period 1995-12-31
MERRY LAND & INVESTMENT CO INC
filed 1996-02-20
CIK 350071

-----------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ___________

                                      Form 10K
                                    ___________

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                             For the fiscal year ended

                                 December 31, 1995
                                    ___________

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

            Common  Stock, no par value                                  33,876,102 New York Stock Exchange
            $1.75  Series A Cumulative Convertible Preferred Stock          667,520 New York Stock Exchange
            $2.15  Series C Cumulative Convertible Preferred Stock        4,599,800 New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:   None

         Shares outstanding as of December 31, 1995:
            Common Stock, no par value               33,876,102
            Series A Convertible Preferred Stock        667,520
            Series C Convertible Preferred Stock      4,599,800

         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:
          Yes    X . No____.
               ----
         The aggregate market value of the voting stock held by non affiliates of the registrant on December 31, 1995: Common Stock, no par value - $657,831,000 (all shares other than those owned or controlled by officers, directors, and 5% shareholders).

         Documents incorporated by reference: The 1996 definitive proxy statement to be mailed to shareholders for the annual meeting scheduled for April 15, 1996, is incorporated by reference into Part III of this form 10-K.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                  ----

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

         Item 12      Security Ownership of Certain Beneficial Owners and
                      Management

         Item 13      Certain Relationships and Related Transactions

         Part IV

         Item 14      Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K

         Part I

         Item 1 - Business

         The Company

              Merry Land & Investment Company, Inc. is one of the largest real estate investment trusts in the United States and is one of the nation's largest owners and operators of upscale garden apartments. At December 31, 1995, the Company had a total equity market capitalization of $1.1 billion and owned a high quality portfolio of 80 apartment communities containing 22,296 units located primarily in the Southern United States.
              Merry Land's objective is to increase funds from operations and distributions to shareholders by producing greater cash flows at its existing apartment communities through effective management and also by purchasing and developing additional apartment properties. The Company intends to establish a significant presence in most of the South's major markets.
              In recent years, Merry Land has conducted an active program of apartment acquisition. The Company buys properties located within its market areas which it expects will produce attractive initial rates of return and which have the potential for cash flow growth. The following table summarizes the Company's acquisitions in recent years (dollars in thousands):

                                                     1995      1994     1993       1992      1991
                                                     ----      ----     ----       ----      ----
            Units acquired                          3,444     4,872     7,452     2,845        986
            Total units owned at end of period     22,296     18,852   13,981     6,529      3,711
            Total cost of apartments           $1,009,056   $796,436 $554,589  $209,694   $121,285
            Total apartment rental income      $  144,283   $101,667 $ 54,565  $ 22,460   $ 15,376
            _________

              In December 1994, Merry Land began a program of apartment development to complement its acquisition activities. At December 31, 1995, the Company had begun construction on three communities, had commenced development activities on five others and had acquired land for one more. The Company expects these properties will be completed throughout 1996, 1997 and 1998 for a total cost of about $165.0 million, producing 2,690 apartment units. Although the Company intends that the acquisition of apartments will remain its primary means of further expanding its apartment holdings, development also will add a significant number of units.
              Merry Land considers its market area to be the Southern United States, extending from the Washington D.C. area, to Texas and to Florida. The Company believes that it is presently the largest owner and operator of upscale apartment units in this area. Substantially all of the Company's apartment communities command rental rates in the upper range of their markets. The communities are geographically diversified, located in twenty-seven metropolitan areas primarily in the Southern United States, each with a population in excess of 250,000.
              Merry Land, headquartered in Augusta, Georgia, became an independent publicly owned company in 1981. It is not an "UPREIT", nor does it manage apartments for or provide other services to third parties.

         Recent Developments

              1995 Acquisitions. In 1995, the Company acquired ten apartment communities containing 3,444 units at a cost of $196.3 million:

              Community                   Location                  Units
              ---------                   --------                  -----
              Gwinnett Club*              Atlanta, Georgia            260
              Laurel Gardens              Ft. Lauderdale, Florida     384
              Beach Club                  Ft. Myers, Florida          320
              Madison at Cedar Springs    Dallas, Texas               380
              Madison on the Parkway      Dallas, Texas               376
              Kimmerly Glen               Charlotte, North Carolina   260
              Madison at Round Grove      Dallas, Texas               404
              Madison at Chase Oaks       Dallas, Texas               470
              Madison at Stone Creek      Austin, Texas               390
              Madison at Melrose          Dallas, Texas               200
                                                                    -----
                                                                    3,444

              *This adjoins the Company's Gwinnett Crossing apartments and was consolidated with that community.

              Investment in Texas Properties. In 1995, Merry Land bought its first apartment communities in the state of Texas and by year end owned 1,830 units in Dallas and 390 units in Austin. The Company expects Texas, the largest state in the South, to become one of its major markets. In several of the transactions the Company acquired limited partnerships which owned the communities, using two newly created, wholly-owned subsidiaries of Merry Land, which are consolidated in the Company's financial statements. Under these agreements Merry Land agreed to close the purchases upon completion of construction and the attainment of specified occupancy and rent levels.

              Development Activity. In 1995 the Company bought two tracts of land in Greensboro, North Carolina and one tract in Richmond, Virginia for apartment development, bringing its total number of development sites to nine at December 31, 1995. During 1995, the Company commenced construction on three communities, located in Nashville, Atlanta and Savannah and began development activities on five others. During the year the Company spent $12.8 million for land acquisitions and for construction and other develop-ment costs. The Company expects to begin leasing the first of its newly constructed units in the second quarter of 1996.

              Defeasance of Mortgage Debt. On November 30, 1995 the Company defeased all its remaining mortgage debt by transferring government securities totaling $17.9 million to a trust account with First Union National Bank of Georgia. The $17.4 million of mortgage debt defeased is secured by the Claire Point and Lakeridge communities. A non-recurring loss of $1.6 million was recognized, of which $1.1 million related to the write-off of unamortized deferred loan costs, and the remainder was a prepayment penalty.

              Issuance of Senior Unsecured Notes. In 1995 the Company sold senior unsecured notes on three occasions, raising a total of $240.0 million. The following table summarizes these offerings (dollars in thousands):

              Issue Date      Amount     Rate   Maturity
              ----------     -------  -------   --------
              June           $120,000    7.25%     2005
              August           40,000    7.25%     2002
              November         40,000    6.875%    2003
              November         40,000    6.875%    2004

              In issuing these notes, the Company incurred and capitalized $2.0 million of costs and will amortize the costs over the terms of the notes. The notes rank equally with the Company's other unsecured and unsubordinated indebtedness. The senior unsecured notes contain covenants which limit the levels of debt the Company may incur. Under these covenants the Company may not incur secured debt in excess of 40% of total assets; may not incur total debt in excess of 60% of total assets; and the coverage ratio of net operating income divided by interest on debt and regularly scheduled principal debt amortization may not be less than 1.5 times. The Company is also required to maintain unencumbered assets of not less than 150% of outstanding unsecured debt.

              Credit Line Increase. On June 30, 1995, the Company increased its existing $100.0 million unsecured line of credit to $160.0 million. The Company's primary bank provides the Company with the first $100.0 million of the line of credit, which bears interest at 0.65% above the thirty day London Interbank Offered Rate (LIBOR) and a group of five other banks provide the additional $60.0 million portion of the line of credit at a rate of interest at 1.65% above LIBOR. The Company maintains the credit line to finance apartment acquisitions and development and for general corporate purposes. At December 31, 1995 only $107.4 million could be drawn under this line of credit under the 6.625% senior notes covenants.

              Debt Rating Raised. Standard & Poor's raised its credit rating on the Company's senior unsecured notes from BBB to BBB+ in connection with the debt offerings discussed above. Moody's Investors Service held its rating of the Company's senior unsecured notes at Baa2. Both ratings are considered "investment grade".

             Sale of Preferred Stock. In a public offering on March 8, 1995, the Company issued 4.0 million shares of $2.15 Series C Cumulative Convertible Preferred Stock at $25.00 per share for net proceeds of $95.4 million. On April 7, 1995, the Company issued an additional 0.6 million shares of the Series C Preferred Stock for net proceeds of $14.4 million under the overallotment option given to the underwriters in the March 8 offering. The Series C Preferred Stock pays a coupon rate of 8.6% and each share is convertible into 1.136 shares of common stock.

              Shelf Registration. On February 10, 1995, the Company filed a shelf registration statement for up to $400.0 million in debt securities, preferred and common stock, depository shares and common stock warrants. During the year, $355.0 million of securities were issued under the shelf registration statement including the $115.0 million Series C Cumulative Convertible Preferred Stock and $240.0 million of senior unsecured notes. On December 15, 1995, the Company filed another shelf registration state-ment for an additional $455.0 million which when combined with the $45.0 million still available under the previous registration statement will allow the Company to sell up to $500.0 million in new securities. Proceeds will be used for general corporate purposes, including repaying debt and the acquisition, development and improvement of apartment communities.

         Organization

              Merry Land maintains a centralized corporate structure, managing all its communities and conducting all its corporate level activities including accounting, general property management activities and acquisitions and development from its offices in Augusta. The Company does not provide services to third parties and has no partners in any of its investments or other activities.
              The Company has 718 employees. Of this number, 659 work at its apartment communities, 27 are employed in accounting, administration and general management, 23 in corporate level property management and 9 in acquisitions and development.
              The Company manages its properties under the trade name "Merry Land Apartment Communities". Each community functions as an individual business unit according to well developed policies and procedures. Each apartment community is operated by an on-site Property Manager and staff who are extensively trained by the Company in sales, management, accounting, maintenance and other disciplines. Property Managers report to eleven Regional Property Managers who report to the Company's three Vice Presidents of Property Management. Regional Property Managers are located at communities in Raleigh, Charlotte, Augusta, Atlanta (2), Charleston, Jacksonville, Orlando, Tampa, Ft. Lauderdale and Dallas.

         Market Conditions

              The Company believes that a generally favorable relationship between aggregate supply and demand exists for apartment rentals in its markets. The twenty-seven metropolitan areas in which the Company operates contain 13% of the country's total households and have experienced growth in households, a key determinant of apartment demand, well in excess of national averages during the 1980's and 1990's. U.S. Census data indicate that from 1984 to 1994 total households in these cities increased 27% versus an increase of 11% nationally. From 1993 to 1994, households increased 1.2% in these cities versus an increase of 0.7% nationally and from 1994 to 2000, households are expected to increase 11% versus 6% nationally. In 1994 and 1995 the Company enjoyed average occupancy levels of over 95% at its apartment communities and expects occupancy to total slightly less than this in 1996.
              Apartment construction has risen significantly from very low levels in recent years, and the Company believes that in 1996, increased supply will lead to somewhat softer markets in some locations. Even so, based on currently available information, the Company expects generally strong markets to prevail throughout the South and does not expect any of its markets to suffer significant weakness as a result of excessive building. Multi-family housing starts in the Company's markets fell from a high of 174,015 units in 1985 to a low of 22,562 in 1992, and totaled 58,495 for 1994. Preliminary data indicate that starts in 1995 had leveled out, totaling slightly more than in 1994.
              The Company owns apartments in a number of cities with significant military employment. The reduction of the nation's armed forces has cut military payrolls in some of these cities and has adversely affected the rental market for some of the Company's properties, particularly in Charleston and Augusta. At December 31, 1995, the percentages of the Company's residents serving in the military were as follows: Augusta, 15%; Charleston, 12%; Savannah, 14%; Jacksonville, 10%; Melbourne, 6%; Columbia, Md. 5%; Orlando, 3%, Tampa, 1% and Columbia, S.C., 1%. Military employment is not a significant factor for the Company, since leases with military personnel account for less than 3% of the Company's total leases.

         History

              Merry Land conducted its initial public stock offering in 1981 after having been spun off earlier that year from Merry Companies, Inc., one of the nation's largest brick manufacturers, in connection with the latter's acquisition by an Australian company. Merry Land was incorporated in 1966 and had remained a passive asset holding subsidiary of Merry Companies, Inc. until the 1981 spin-off, when active operations began. At that time, the Company's major asset was 4,700 acres of clay land, most of which it still owns and from which it continues to receive clay and sand royalties.
              The Company began a period of rapid growth in 1991 as tax law changes and significant reductions in the amount of capital available nationally for real estate investment led to a substantial decline in the sales prices of apartment communities. In 1992, the Company conducted its first public stock offering in six years, hired additional personnel for its acquisition effort, and commenced an accelerated program of apartment acquisitions. In 1994 the Company began to buy newly completed communities and communities under construction from merchant builders and initiated a program of apartment development to complement its acquisition program.
              The Company is a Georgia corporation. It has its principal office at 624 Ellis Street, Augusta, Georgia 30901 and its telephone number is (706) 722-6756.

         Part I
         Item 2 - Properties

         Apartments

              The Company owns high quality apartment communities, substantially all of which command rental rates in the upper range of their markets. They are generally newer "garden apartments", in wood frame two- and three-story buildings without elevators, with individually metered electric and gas service and individual heating and cooling systems. The Company's apartments are 48% one bedroom units, 46% two bedroom units and 6% three bedroom units. The units average 901 square feet in area, seven years of age, are generally well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, club rooms, exercise facilities and hot tubs. Some of the Company's communities also offer racquetball courts, saunas, alarm systems and other features, including 1,326 enclosed garages.
              Residents at the Company's apartments typically earn middle and upper middle levels of incomes. They include young professionals, white collar workers, medical personnel, teachers, members of the military, single parents, single adults and young families. These residents often have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. The Company believes that demand for its apartments is primarily dependent on the general economic strength of each market's economy and its level of job creation and household formation, and is less sensitive to prevailing interest rate levels for home mortgage loans. There is a steady turnover of leases at the Company's communities, allowing rents to be adjusted upward as demand allows. Leases are generally for terms of from six to twelve months. About two-thirds of the Company's units turn over each year, a rate the Company believes is typical for higher end apartment communities.
              Merry Land's apartment communities are located in 27 metropolitan areas, each with a population in excess of 250,000 and none containing more than 14% of the Company's portfolio. The Company believe that this diversification reduces the volatility of its aggregate rental occupancy and rental income. The Company also believes that specializing in high end Southern apartment communities will allow it to establish a recognized franchise in its market area and will allow it to achieve economies in marketing and operating its communities.
              The Company owns all its communities in fee simple. Of its communities, only two are subject to encumbrances. As discussed elsewhere, these two mortgage loans have been defeased by the Company through transfer of government securities to a trust account held by First Union National Bank of Georgia. These encumbrances will be removed upon repayment of the mortgage debt by the trust in February and July of 1996. The following table describes the Company's apartment communities.


 Item 102. Description of Property
 Apartments
                                                                                Average    Average December Rent (2)  Average
                                                                                           ---------------------
                              Date   Date              Cost(1)       Cost       Unit Size    Per Month   Per Sq. Ft.   Occupancy(3)
                                                                                           ------------  ------------  ----------
             Location         Built  Acquired   Units  Thousands   Per Unit(1)  (Sq.Ft.)   1994     1995  1994   1995   1994 1995
             --------         -----  --------   -----  ---------   -----------  --------   ----     ----  ----   ----  ----- ----
 Florida

 Indigo
 Lakes        Daytona          1989     1994    304     $11,385        $37,451       882    $544    $549  $0.62  $0.62  90%  92%
 Waterford
 Village      Delray Beach     1989     1994    236      13,522         57,297       910     731     758   0.80   0.83  94%  95%

 Laurel
 Gardens      Ft. Lauderdale   1989     1995    384      25,993         67,690     1,192     (4)     865    (4)   0.73  (4)  92%
 Welleby
 Lake Club    Ft. Lauderdale   1991     1993    304      18,222         59,941     1,061     789     785   0.74   0.74  96%  91%
                                                ---      ------         ------     -----     ---     ---   ----   ----  ---  ---
                                                688      44,215         64,266     1,134     789     830   0.74   0.73  96%  92%

 Beach Club   Ft. Myers        1990     1995    320      12,167         38,022       872     (4)     582    (4)   0.67  (4)  96%
 Colony Place Ft. Myers        1991     1993    300      18,203         60,677     1,136     709     739   0.62   0.65  97%  98%
 Polos        Ft. Myers        1991     1993    328      15,177         46,271       955     616     632   0.65   0.66  95%  96%
 Viridian
 Lake         Ft. Myers        1991     1992    320      12,598         39,369       863     614     638   0.71   0.74  95%  95%
                                              -----      ------         ------     -----     ---     ---   ----   ----  ---  ---
                                              1,268      58,145         45,856       953     645     646   0.66   0.68  96%  96%
 Bermuda Cove Jacksonville     1989     1994    350      15,331         43,803       912     640     661   0.70   0.72  99%  99%
 Claire Point Jacksonville     1986     1993    256      13,593         53,098     1,010     634     674   0.63   0.67  98%  98%
 Deerbrook    Jacksonville     1983     1993    144       7,054         48,986     1,293     664     703   0.51   0.54  98%  96%
 Princeton
 Square       Jacksonville     1984     1992    288       8,140         28,264       738     477     495   0.65   0.67  95%  96%
 Royal Oaks   Jacksonville     1991     1993    284      12,313         43,356       816     574     607   0.70   0.74  98%  98%
 Spicewood
 Springs      Jacksonville     1986     1992    512      16,341         31,916       759     484     511   0.64   0.67  97%  97%
 Timberwalk   Jacksonville     1987     1993    284      12,738         44,852       851     559     575   0.66   0.68  95%  98%
 Waterford    Jacksonville     1988     1993    432      19,173         44,382     1,066     617     662   0.58   0.62  98%  97%
                                              -----     -------         ------     -----     ---     ---   ----   ----  ---  ---
                                              2,550     104,683         41,052       902     571     600   0.64   0.67  97%  97%

 Cypress Cove Melbourne        1990     1993    326      15,322         47,000     1,027     626     657   0.61   0.64  96%  91%

 Lakeridge
 at Moors     Miami            1991     1993    175      11,929         68,166       970     851     871   0.88   0.90  98%  94%
 Auvers
 Village      Orlando          1991     1993    480      22,450         46,771     1,021     632     651   0.62   0.64  92%  94%
 Bishop Park  Orlando          1991     1993    324      16,850         52,006       903     600     616   0.66   0.68  85%  93%
 Conway
 Station      Orlando          1987     1993    242      11,222         46,372       787     559     575   0.71   0.73  90%  93%
 Copper
 Terrace      Orlando          1989     1992    300      11,773         39,243       902     644     657   0.71   0.73  95%  92%
 Lexington
 Park         Orlando          1988     1993    252      11,113         44,099       799     566     585   0.71   0.73  95%  92%
 Mission Bay  Orlando          1991     1993    304      17,047         56,076     1,087     726     748   0.67   0.69  97%  92%
                                              -----      ------         ------     -----     ---     ---   ----   ----  ---  ---
                                              1,902      90,455         47,558       933     625     643   0.67   0.69  92%  93%
 Augustine
 Club         Tallahassee      1988     1993    222       8,330         37,523       900     593     625   0.66   0.69  98%  95%
 Audubon
 Village      Tampa            1990     1993    447      20,117         45,004       849     583     615   0.69   0.72  95%  96%
 Falls        Tampa            1985     1993    240       8,337         34,738       655     496     504   0.75   0.77  93%  95%
 Lofton Place Tampa            1988     1993    280      14,706         52,521       953     627     657   0.66   0.69  95%  96%
 Promenade    Tampa            1994     1994    334      20,890         62,545       978     777     767   0.79   0.78  92%  95%
                                              -----      ------         ------       ---     ---     ---   ----   ----  ---  ---
                                              1,301      64,050         49,231       869     626     643   0.72   0.74  93%  96%
 Georgia

 Belmont
 Crossing     Atlanta          1988     1993    316      13,288         42,051     1,023     587     615   0.57   0.60  96%  97%
 Belmont
 Landing      Atlanta          1988     1993    424      16,087         37,941       911     556     582   0.61   0.64  93%  97%
 Champion's
 Park         Atlanta          1987     1994    252      11,467         45,504       806     628     626   0.78   0.78  98%  98%
 Gwinentt
 Crossing (6) Atlanta          1990/89  1992/95 574      20,258         35,293       874     (4)     588    (4)   0.67  (4)  99%
 Harvest
 Grove        Atlanta          1986     1992    376      10,989         29,226       927     538     574   0.58   0.62  98%  97%
 Lexington
 Glen         Atlanta          1990     1993    480      31,141         64,877     1,095     740     807   0.68   0.74  95%  98%
 Shadowlake   Atlanta          1989     1994    228       9,790         42,939     1,018     579     611   0.57   0.60  98%  99%
 Sweetwater
 Glen         Atlanta          1986     1992    200       5,969         29,845       802     533     556   0.66   0.69  96%  97%
 Willow Trail Atlanta          1985     1993    224       7,693         34,344       860     532     561   0.62   0.65  94%  97%
 Windridge    Atlanta          1982     1994    272      11,623         42,732       845     578     604   0.68   0.71  98%  99%
                                              -----     -------         ------       ---     ---     ---   ----   ----  ---  ---
                                              3,346     138,305         41,334       928     494     797   0.64   0.67  96%  98%

 Downtown     Augusta           (5)      (5)     76       3,415         44,934       961     442     448   0.46   0.47  94%  93%
 SouthAugusta Augusta          1950     1984    114       1,755         15,395       682     289     305   0.42   0.45  82%  74%
 Woodcrest    Augusta          1982     1982    248       8,367         33,738       875     494     502   0.56   0.57  88%  83%
 Woodknoll    Augusta          1975     1982     52       1,488         28,615       900     432     451   0.48   0.50  98%  99%
 Other        Augusta          1984     1984      1          72         72,000     1,300     675     675   0.52   0.52 100% 100%
                                              -----     -------         ------     -----     ---     ---   ----   ----  ---  ---
                                                491      15,097         30,747       847     400     432   0.52   0.51  89%  84%

 Greentree    Savannah         1983     1986    194       7,092         36,557       852     533     544   0.63   0.64  93%  98%
 Huntington   Savannah         1986     1992    147       5,147         35,014       812     570     578   0.70   0.71  99%  99%
 Magnolia
 Villa        Savannah         1986     1986    144       5,473         38,007     1,119     548     572   0.49   0.51  98%  98%
 Marsh Cove   Savannah         1983     1986    188       7,896         42,000     1,053     587     609   0.56   0.58  97%  98%
 West Wind
 Landing      Savannah         1985     1993    192       7,048         36,708     1,124     594     628   0.53   0.56  99%  99%
                                              -----     -------         ------     -----     ---     ---   ----   ----  ---  ---
                                                865      32,656         37,753       994     567     587   0.58   0.60  97%  98%
 Maryland
 Clarys
 Crossing     Baltimore        1984     1994    198      11,983         60,520       938     782     786   0.83   0.84  98%  96%

 North Carolina
 Timber
 Hollow       Chapel Hill      1986     1991    198       6,464         32,646        735    576     614   0.78   0.84  99%  99%
 Berkshire
 Place        Charlotte        1982     1990    240       8,792         36,633        882    540     594   0.61   0.67  98%  96%
 English
 Hills        Charlotte        1984     1994    280      10,311         36,825        688    520     536   0.76   0.78  98%  93%
 Hunt Club    Charlotte        1990     1992    300      10,676         35,587        891    622     653   0.70   0.73  98%  98%
 Kimmerly
 Glen         Charlotte        1986     1995    260       9,265         35,635        750    (4)     533    (4)   0.71  (4)  95%
 Lake Point   Charlotte        1984     1989    296      10,161         34,328        918    515     553   0.56   0.60  97%  97%
 Steeplechase Charlotte        1986     1994    247       9,099         36,838        724    533     537   0.74   0.74  91%  93%
                                              -----     -------         ------        ---    ---     ---   ----   ----  ---  ---
                                              1,623      58,304         35,924        811    547     569   0.67   0.71  97%  95%

 Adams Farm   Greensboro       1987     1994    300      14,793         49,310      1,005    633     661   0.63   0.66  98%  98%

 Chatham Wood High Point       1986     1990    208       7,125         34,255        811    479     504   0.59   0.62  98%  97%

 Duraleigh
 Woods        Raleigh          1987     1994    362      18,024         49,790        784    625     635   0.80   0.81  96%  96%
 Misty Woods  Raleigh          1984     1991    360      10,411         28,919        766    532     554   0.69   0.72  98%  96%
 Sailboat Bay Raleigh          1986     1993    192       6,270         32,656        641    492     524   0.77   0.82  98%  98%
 Sommerset
 Place        Raleigh          1983     1990    144       5,401         37,507        780    562     610   0.72   0.78  98%  97%
                                              -----     -------         ------        ---    ---     ---   ----   ----  ---  ---
                                              1,058      40,106         37,907        751    561     584   0.75   0.78  98%  96%
 Ohio

 Hunters
 Chase        Cleveland       1987     1994     244      14,054         57,598        890    708     715   0.80   0.80  97%  98%

 Saw Mill     Columbus        1987     1994     340      19,872         58,447      1,161    722     758   0.62   0.65  93%  91%

 South Carolina

 Quarterdeck  Charleston     1986      1989     230       9,486         41,243        810    531     551   0.66   0.68  98% 100%
 Summit Place Charleston     1985      1985     226       8,084         35,770        892    459     459   0.51   0.51  88%  89%
 Waters Edge  Charleston     1985      1988     200       7,696         38,480        911    527     539   0.58   0.59  95%  96%
 Windsor
 Place        Charleston     1984      1989     224       7,855         35,067        953    512     524   0.54   0.55  90%  90%
                                              -----      ------         ------        ---    ---     ---   ----   ----  ---  ---
                                                880      33,121         37,638        892    507     518   0.57   0.58  93%  94%

 Hollows      Columbia       1987      1991     212       6,435         30,354        762    482     497   0.63   0.65  95%  96%

 Haywood
 Pointe       Greenville     1985      1991     216       6,832         34,255        848    511     537   0.60   0.63  98%  98%

 Tennessee
 Cherry Creek Nashville      1986      1994     127       3,569         28,102        676    (4)     489    (4)   0.72  (4)  93%

 The Landings Memphis        1986      1994     292      11,640         39,863        786    546     562   0.70   0.72  95%  89%

 Texas
 Madison at Stone
 Creek(7)     Austin         1995      1995     390      23,639         60,613        862    (4)     790    (4)   0.92  (4)  82

 Madison at Cedar
 Springs      Dallas         1995      1995     380      24,419         64,261        898    (4)     850    (4)   0.95  (4)  91%
 Madison at
 Chase Oaks(7)Dallas         1995      1995     470      29,301         62,343        895    (4)     800    (4)   0.89  (4)  88%
 Madison at
 Melrose(7)   Dallas         1995      1995     200      13,983         69,915        947    (4)     877    (4)   0.93  (4)  68%
 Melrose on
 the Parkway  Dallas         1995      1995     376      24,829         66,035        904    (4)     862    (4)   0.95  (4)  89%
 Madison at
 Round Grove  Dallas         1995      1995     404      25,094         62,114        933    (4)     789    (4)   0.85  (4)  91%
                                              -----     -------         ------        ---    ---     ---    ---   ----  ---  ---
                                              1,830     117,626         64,277        912    (4)     829    (4)   0.91  (4)  87%

 Virginia

 Champion's
 Club        Richmond        1988     1994      212      10,301         48,590         776   650     629    0.84  0.81  93%  96%

 Hickory
 Creek       Richmond        1984     1994      294      15,098         51,354         851   668     639    0.79  0.75  92%  96%
                                              -----     -------         ------         ---   ---     ---    ----  ----  ---  ---
                                                506      25,399         50,196         820   660     635    0.81  0.78  92%  96%
                                             ------   ---------         ------         ---   ---     ---    ----  ----  ---  ---
TOTALS                                       22,296  $1,009,056        $45,257         901  $591    $639   $0.61 $0.71 95% 95%


 (1) Represents the total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
 (2) Represents the weighted average of rent charged for occupied units and rent asked for unoccupied units at month end.
 (3) Represents average physical occupancy at each month end for the period held.
 (4) Properties not owned during period indicated.
 (5) These units consist of three locations, built and acquired at various times.
 (6) Includes 260 units acquired on April 28, 1995.
 (7) At December 31, 1995 these communities were in initial lease-up.

       Development in Progress

              Merry Land has recently commenced a program of apartment development in order to provide an additional means of expanding its apartment holdings. The communities under development will offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities. The Company has engaged experienced apartment developers to provide development and construction management services to the Company on a project by project basis. The developers' fees are computed as a share of the value of the completed projects, based on agreed upon formulas, less actual costs.
              Merry Land's employees supervise development activities with the assistance of architects and engineers as required. The Company owns all land and improvements, directly contracts for construction and bears essentially all risks of project development. While the Company has added several individuals to its acquisition and development department as a result of this program, it does not intend to establish a large, specialized development organization. The Company believes that this system of constructing new communities will allow it the flexibility to develop communities in a number of markets and to expand, reduce or terminate such activities as conditions warrant.
              Merry Land will manage these new communities during and after construction.
              The following table summarizes the Company's current development communities (dollars in thousands, except cost per unit):

                                                          Budgeted             Rentals
                                                Budgeted    Cost     Cost    Expected Estimated
              Location       Community   Units    Cost    Per Unit  to Date   to Begin Completion
              --------       ---------   -----  --------  --------  -------   -------- ----------
              Under Construction
              ------------------
              Atlanta        Madison        586  $37,400   $63,823   $ 5,400   3Q1996  4Q1997
              Nashville      Cherry Creek   280   17,000    60,714     5,081   2Q1996  4Q1996
              Savannah       Long Point     308   17,300    56,169     1,689   4Q1996  2Q1997
                                          -----  -------   -------   -------
                                          1,174  $71,700   $61,073   $12,170
              Under Development
              ----------------
              Greensboro     Adams FarmII*  200  $11,300   $56,500   $   898      1996     1997
              Greensboro     Lake site      300   18,000    60,000     1,795      1996     1997
              Nashville      Cherry CreekII 200   12,000    60,000     2,421      1997     1998
              Richmond       Wyndham        264   21,000    79,545     1,997      1996     1997
              Savannah       Long Point II  362   20,400    57,955       543      1997     1998
                                          -----  -------   -------    ------
                                          1,316  $82,700   $62,842    $7,654
              Future Development
              ------------------
              Greensboro     Lake site II   200  $12,000   $60,000    $1,118

              *Adjoins the Company's Adams Farm Community.

              Merry Land intends to expand its apartment holdings in its market area through a variety of sources, including acquisitions, the purchase of new communities planned, under construction or newly completed by merchant builders, and through ground up development. The Company believes that there is more risk associated with such activities than with buying operating communities. Such risks include those associated with obtaining regulatory approvals and entitlement, timely completion of construction, cost control and marketing and lease up. Any one or more these factors could cause adverse changes in the construction budgets referred to in the table. The Company believes that potentially higher returns on development projects merit the assumption of this additional risk. The Company's present intention is to limit the total cost of development underway at any given time to no more than 10% of its total assets.

         Other Assets

              Unimproved Land. The Company owns 5,363 acres of undeveloped land with a book value of $3.8 million. Most of this land was acquired by the Company's predecessor for clay reserves and is located in Georgia and South Carolina. Since 1981, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,622 acres of the Company's land.
 The Company also leases 100 acres to another company for the mining of sand and gravel, leases other tracts for agriculture, and grows timber on much of the remaining land. The Company expects that some of its land eventually may be developed or sold for development by others.

         Commercial Properties. The Company owns eight small commercial properties in the Augusta area, primarily office buildings, including the Company's headquarters building, which were acquired before the Company began to focus on apartments. These properties, aggregating 206,000 square feet, have a book value of $4.8 million. The Company intends to sell these properties other than the Company's headquarters as circumstances allow.

          REIT Securities. In 1995 the Company invested excess funds in liquid investments, primarily U.S. Treasury securities, while waiting to invest them permanently in apartments. $36.5 million has been invested in the equity securities of eight publicly traded apartment REITs which operate in the Company's market areas. The market value of these REIT securities at December 31, 1995 was $42.0 million.

          The Company has purchased these securities for several reasons:
              -- the securities return high yields relative to other available investments;
              -- the Company believes that the annual dividend rates they pay exceed the yields available on real estate similar to the underlying real estate owned by the companies;
              -- the Company believes that business combinations among apartment REITs are likely and may produce further appreciation in the stock prices of companies involved;
              -- the Company would consider participating in such combinations as an acquiror or would sell its shares in other REITs if better opportunities in apartment acquisitions and development present themselves.

         Environmental Issues

              Landfill Sites. Portions of the Company's land holdings in Richmond County, Georgia were used by the County for two municipal landfills during the late 1960's and early 1970's. One site is comprised of 7 acres and the other, the "New Savannah Road Landfill", 96 acres. Both landfills were closed in the mid-1970's and have been held by the Company and its predecessors as unimproved land since that time. Although the sites were used primarily as municipal landfills, there have been some reports that some industrial wastes may have been disposed of at the sites.
              In 1992, a contractor for the U. S. Environmental Protection Agency tested the New Savannah Road landfill and found that some contamination was present in soil samples but that sufficient data had not been taken to permit a complete evaluation of the site. Accordingly, the contractor recommended that further action be taken which the Company believes would consist principally of additional testing of the site's groundwater and surface water. The Company has had no further contact with the EPA or its agents since that time and the site has not been included on the National Priorities List.
              As a result of the EPA's review of the site in 1992, Merry Land retained an environmental consultant to conduct studies of both sites. The consultant reported that its studies did not reveal the presence on either site of contaminants in amounts likely to result in the EPA listing either on the NPL. However, the studies were limited in nature and did not represent an examination of all portions of the landfill sites. There can be no assurance that a more complete investigation or further testing would not reveal higher levels or different types of contamination at the sites. In 1994 the Environmental Protection Division of the State of Georgia published its initial Hazardous Site Inventory under its "Superfund" law, which requires investigation, and if appropriate, remedial action of listed sites. The 96 acre tract was included on this list. In the third quarter of 1994 the Company accrued $200,000 as a non-recurring charge, representing the Company's estimate of its share of the potential cost if further investigation of the site was required. On April 24, 1995, the Georgia EPD notified the Company that it had determined that there was insufficient evidence to include the site on its Hazardous Site Inventory and removed the site from the inventory as of that date. The Company reversed the $200,000 non-recurring charge in the second quarter of 1995.
              Should further investigation or remedial action be required for the landfill, the Company believes that there will likely be other entities which will be responsible for a portion of the cost of the investigation or remediation. These entities include Richmond County, which operated the landfills, any identified company or municipality whose waste was placed in the landfill, and the company that owned the site at the time of the disposal of the waste. There can be no assurances that the Company will not have material liability with respect to these landfill sites.

                Southern Wood Piedmont-Augusta Site. A portion of the Company's land holdings is located adjacent to a site formerly operated as a wood treatment facility by Southern Wood Piedmont-Augusta. Southern Wood Piedmont-Augusta was the subject of a property damage class action lawsuit arising from the alleged contamination of that site and neighboring properties, including the Company property. The Company received approximately $0.8 million in a 1990 settlement of its property damage claim. In June 1992, the Company sold 16 acres of land which may have been contaminated by Southern Piedmont-Augusta to that company. The contamination at the Southern Wood Piedmont-Augusta site is the subject of current remediation by Southern Wood Piedmont-Augusta under state oversight. This includes remediation of contamination on the remaining Company property in the area of the former plant. Although the Company expects that the state-supervised efforts will sufficiently address the contamination on the Company's property, there is no assurance that some remediation liability may not attach to the Company.

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

                                                                Dividends
                                            High      Low       Declared
                                            ----      ---       --------
              1995
              Fourth quarter........       $24.00    $20.25    $.35
              Third quarter..........       22.38     20.13     .35
              Second quarter.........       21.50     18.88     .35
              First quarter..........       21.63     19.00     .35

              1994
              Fourth Quarter.........       $21.88   $16.25    $.35
              Third Quarter..........       20.75     18.75     .30
              Second Quarter.........       24.00     20.00     .30
              First Quarter..........       24.38     18.75     .30

              On December 31, 1995 the Company had 3,654 shareholders of record. The Company estimates that an additional 16,500 shareholders hold their shares in "street name".
               On January 15, 1996, the Board of Directors declared a dividend of $0.37, up from $0.35, per share of common stock to be paid on March 29, 1996 to holders of record on March 15, 1996. The current annual dividend rate is $1.48 per share. The $.37 quarterly dividend represents a payout of 79% of funds from operations available for common shares for the quarter ended December 31, 1995, a payout ratio which the Company believes is conservative relative to its REIT peers.
              Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its REIT taxable income as dividends in order to avoid taxation as a regular corporation. The Board makes decisions with respect to the distribution of capital gains on a case-by-case basis. A portion of the Company's dividends paid to its shareholders may be deemed either capital gain, ordinary income or a return of capital, or all of these. None of the Company's distributions have yet been classified as return of capital, though the Company expects that based on its calculation a portion of 1996 distributions will be so classified. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividends. Future dividends will be declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors.
              The federal income tax status of dividends paid to holders of common stock was as follows:


                                            1995    1994   1993
                                            ----    ----   ----
              Ordinary income........       $1.34   $1.24  $.53
              Capital gains..........         .06     .01   .37
              Return of capital......         -         -     -
                                            -----    ----  ----
              Total dividends paid...       $1.40   $1.25  $.90
                                            -----   -----  ----

              The loan agreement for the Company's $120.0 million 6.625% Senior notes prohibits the payment of any dividends or other distributions upon the occurrence of an event of default and otherwise limits dividends and distributions after September 30, 1993 to a cumulative amount which is not more than the Company's net earnings plus depreciation and amortization after that date, plus or minus any increase or decrease in stockholder's equity from the issuance or redemption of stock. The Company does not expect distributions to exceed this amount.

         Series A Preferred Stock

           Merry Land's $1.75 Series A Cumulative Convertible Preferred
 Stock is traded on the New York Stock Exchange under the symbol "MRYpr". The following table sets forth the reported high and low sales prices of the Series A Preferred Stock on the NYSE, and the cash dividends declared per share of Series A preferred stock.

                                                                Dividends
                                            High        Low      Declared
                                            ----        ---     ---------
              1995
              Fourth quarter.........     $32.00     $27.00      $.4375
              Third quarter..........      29.50      27.00       .4375
              Second quarter.........      28.63      25.13       .4375
              First quarter..........      28.25      25.50       .4375

                 The federal income tax status of dividends paid to holders
 Series A Preferred stock was as follows:
                                            1995      1994
                                           -----     -----
              Ordinary income........      $1.68     $1.75
              Capital gains..........        .07       .02
              Return of capital......          -         -
                                           -----     -----
              Total dividends paid...      $1.75     $1.75

                  The Series A Preferred Stock has an annual dividend rate of $1.75 per share, payable quarterly, and is convertible into common shares at a conversion price of $18.65 per share of common stock. The Series A Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after June 30, 1998, at a rate of
 1.34 shares of common for each share of preferred, provided the common shares are trading above $18.65, subject to adjustments for certain circum-stances.

 Series B Preferred Stock

                   On November 1, 1994, the Company completed the private placement of $100.00 million of its $2.205 Series B Cumulative Convertible Preferred Stock with a small group of institutional investors. It has an annual dividend rate of $2.205 per year, payable quarterly, and is convertible into common shares at a conversion price of $21.04 per common share. The Series B Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after October 31, 1999, at a rate of 1.188 shares of common stock for each share of preferred, provided the Company's common shares are trading above the conversion price of $21.04 per share, subject to adjustments for certain circumstances. The shares were not registered with the Securities and Exchange Commission at the time of issue and are not publicly traded. The Company has granted to the holders of the Series B Preferred Stock certain registration rights. During 1995, the Company paid a dividend of $2.205 per share, of which $.09 was capital gains.

 Series C Preferred Stock

               In a public offering on March 8, 1995, the Company issued 4.0 million shares of $2.15 Series C Cumulative Convertible Preferred Stock at $25.00 per share for net proceeds of $95.4 million. On April 7, 1995 the Company issued an additional 0.6 million shares of the Series C Preferred Stock for proceeds of $14.4 million under the overallotment option given to the underwriters in the March 8 offering. The Series C Preferred Stock is traded on the New York Stock Exchange under the symbol "MRYprc". The following table sets forth the high and low sales price of the Series C Preferred Stock on the NYSE, and the cash dividends declared per share of Series C Preferred Stock:

                1995
                Fourth quarter..........  $29.00     $26.75     $.5375
                Third quarter...........   28.00      26.38      .5375
                Second quarter..........   27.00      24.25      .6390
                First quarter...........   25.25      24.50          -

                The second quarter dividend declared included dividends accrued from the original issue date in March. The federal income tax status of dividends paid to holders of Series C Preferred Stock was as follows:

                 Ordinary income........  $1.642
                 Capital gains..........    .072
                 Return of capital......       -
                 Total dividends paid...  $1.714

                The Series C Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after March 31, 2000, at a rate of 1.136 shares of common for each share of Series C Preferred Stock provided the common shares are trading above $22.00, subject to adjustments for certain circumstances.

 Dividend Reinvestment and Stock Purchase Plan

                 The Company has adopted a Dividend Reinvestment and Stock Purchase Plan under which any holder of common or preferred stock may reinvest cash dividends or optional cash payments of up to $5,000 per quarter in additional shares of common stock purchased directly from the Company at a 5% discount. Optional cash payments are subject to the limitation that the number of shares of common stock which can be purchased with optional cash payments cannot exceed the number of shares of common stock and preferred stock owned by the shareholder. All common and preferred shareholders are eligible to join the plan including shareholders whose shares are held in the name of a nominee or broker. During 1995, the Company issued 551,872 shares under the plans at an average of $20.24 per share. These shares provided the Company $11.2 million in new equity capital.

 Part II Item 6

(Dollars in thousands except apartment units and            SELECTED FINANCIAL DATA
  per share amounts)                                         Years Ended December 31,
                                                              ------------------------


     Operating Data
       Income from property operations:             1995        1994       1993      1992     1991
                                                --------    --------    -------   -------  -------
         Rental and mineral royalty revenue     $145,214    $103,169    $56,181   $23,479  $16,447
         Rental expenses, property tax and
         insurance                                58,527      38,409     22,611    9,604     7,065
      Depreciation of real estate owned           26,265      17,877      9,066    4,156     3,022
                                                 -------     -------     ------   ------   -------
                                                  60,422      46,883     24,504    9,719     6,360
  Income from mortgage
       backed securities:
         Interest income                              -            -          -    3,978    12,832
         Interest expense                             -            -          -    1,558     8,543
                                                  ------      ------      ------   -----    ------
                                                      -            -          -    2,420     4,289
   Other income:
         Other interest and dividend income        6,908       2,440      2,463    1,940     1,709
         Other                                     4,476       (655)       (10)      249       297
                                                  ------      ------     ------    -----     -----
                                                  11,384       1,785      2,473    2,189     2,006
       Expenses:
         Interest unrelated to mortgage backed
         securities                               15,646       10,394     5,640    4,230     4,261
         General and administrative                2,396        1,773     1,433    1,304     1,277
         Depreciation - other, amortization          670          470       180       44       112
         Other non-recurring costs                 1,370          200     1,308        -         -
                                                  ------       ------     -----    -----     -----
                                                  20,082       12,837     8,561    5,578     5,650
       Gains on sales of assets:
         Gains on sales of investments             1,673          881     6,960       332     (698)
         Gains on sales of land                       68          196     1,023       377      803
         Gains on sales of depreciable real estate    72           77         9        83        -
         Gains on mortgage backed securities           -            -         -     1,903 1,681
                                                  ------       ------    ------    ------    -----
                                                   1,813        1,154     7,992     2,695    1,786

       Net income                                 53,537       36,985    26,408    11,445    8,791
       Preferred dividends paid                   18,129        7,934     4,025         -        -
                                                  ------       ------    ------    ------    -----
       Net income available for common shares    $35,408      $29,051   $22,383   $11,445   $8,791
                                                  ------       ------    ------    ------    -----

       Weighted average common shares             33,368       26,430    17,268    10,652    9,326
       Weighted average fully diluted
       common shares                              43,112       32,562    20,381    10,753    9,449
       Fully diluted earnings per common share     $1.06       $ 1.10    $ 1.30    $ 1.07    $ .94
       Common dividends paid                     $46,734      $33,467   $16,934    $7,285   $4,116
       Common dividends paid per share             $1.40       $ 1.25     $ .90     $ .66    $ .44
                                                              December 31,
                                                 -------------------------------------------------
       Balance Sheet Data                           1995         1994      1993      1992     1991
                                                 -------      -------   -------   -------  -------
       Properties, at cost                    $1,041,622     $815,306  $565,111  $220,615 $132,355
       Mortgage backed securities                      -            -         -         -  115,973
       Debt related to mortgage backed
       securities                                      -            -         -         -  112,854
       Senior notes                              360,000      120,000   120,000         -        -
       Mortgage debt                                   -       17,835    37,173     8,238    8,351
       Other debt                                      -       74,975         -   109,358   62,588
       Total shareholders' equity                695,859      584,851   397,715   106,831   73,919
       Total assets                           $1,072,840     $806,655  $562,172  $235,695 $262,881

       Other Data
       Funds from operations                     $79,360      $53,907   $28,790   $12,906  $10,027
       Funds from operations available
       to common                                 $61,231      $45,973   $24,764   $12,906  $10,027
       Apartment units acquired during year        3,444        4,872     7,452     2,845      986
       Total apartment units at end of year       22,296       18,852    13,981     6,529    3,711

       The Company uses the National Association of Real Estate Investment Trust's task forces recently published definition of funds from operations. Funds from operations is defined as net income computed in accordance with generally accepted accounting principles, excluding non-recurring costs and net realized gains, plus depreciation of real property. Funds from operations should be considered along with, and not as a substitution for net income and cash flows as a measure of the Company's operating performance and liquidity.

 Part II
 Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands except apartment and per share data)

  Overview

                In recent years Merry Land has grown rapidly through the acquisition of apartment communities. Its investment in apartments grew by 18% in 1995, 35% in 1994, 114% in 1993, 76% in 1992 and 36% in 1991, and
 revenue, expenses, net income and funds from operations all reflect this growth. The Company believes that its access to public and private debt and equity, its experience as an apartment owner, its knowledge of the Southern apartment markets and its acquisition expertise have allowed it to take advantage of favorable conditions to make acquisitions at attractive yields. Merry Land considers its market area to include the Southern United States, extending from the Washington, D.C. area to Texas and to Florida. The Company believes that it is the largest owner and operator of high end apartment communities in this area. The Company also believes that specializing in high end Southern apartment communities will allow it to establish a franchise recognized among renters and allow it to achieve economies in marketing and operating its communities.
              The Company believes that conditions in the real estate and financial markets will allow it to continue to expand its apartment holdings through a variety of sources, including acquisitions, the purchase of communities planned, under construction or newly completed by merchant builders, and through ground up development. It should be noted, however, that as the Company's absolute size has increased it is likely that its rate of growth will slow and that increases in earnings and cash flow will become increasingly dependent on improved results of its existing communities rather than from portfolio growth. However, there can be no assurance that market conditions will allow any rental increase.
         Results of Operations for the Years Ended December 31, 1995, 1994, and 1993.

              Markets. Southern apartment markets were generally strong in 1995 with Merry Land communities averaging 95.2% occupancy, the same as 1994, and achieving rent rate increases of 4.6%. The Company operates in 27 metropolitan areas, and has no more than 14% of its portfolio by cost located within any one city. The Company believes that this diversification of its apartment portfolio reduces the volatility of its aggregate rental occupancy and rental income. The following table summarizes property information in the Company's largest markets (dollars in thousands, except average rental rates):

                                                 %of     Average   Dec.1995
                                                 Total     1995     Average
              Market        Units      Cost      Cost  Occupancy  Rental Rate
              ------        -----     -------    -----  ---------  -----------
              Atlanta       3,346     $138,306      14%     98%        $622
              Dallas        1,830      117,626      12      87          829
              Jacksonville  2,550      104,683      10      97          600
              Orlando       1,902       90,455       9      93          643
              Charlotte     1,623       58,303       6      95          569
              Tampa         1,301       64,050       6      96          642
              Ft. Myers     1,268       58,146       6      96          646
              Raleigh       1,256       46,569       5      96          589
              Charleston      880       33,121       3      94          518
              Savannah        865       32,656       3      98          587
              All others    5,475      265,141      26      93          659
                           ------   ----------     ----     ---        ----
                           22,296   $1,009,056     100%     95%        $639
              ----------
 (1) Represents the average physical occupancy at each month end for the period held.
 (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December month end.

              Rental Operations - Total Portfolio. The Company expects its apartment portfolio to experience occupancy in 1996 slightly below the 95%
level of 1995 and 1994. While construction of new apartments has picked up in many of its markets and occupancy levels have moderated in some cities, the Company does not expect serious weakness to develop either from overbuilding or from adverse local economic changes. The operating performance of the Company's apartment portfolio is summarized in the following table (dollars in thousands except average monthly rent):

                                     Percent    Change from
                                     Increase   1994 to 1995    1995      1994      1993
                                     --------   ------------  --------  --------  -------
              Rents                     42%        $42,616    $144,283  $101,667  $54,565
              Operating expenses        48%         13,148      40,726    27,578   16,572
              Taxes and insurance       54%          5,407      15,465    10,058    5,420
              Depreciation              47%          8,403      26,138    17,735    8,924
                                        ---        -------     -------   -------  -------
              Operating income          34%        $15,658     $61,954   $46,296  $23,649

              Average occupancy (1)     0.0%          0.0%       95.2%     95.2%    92.2%
              Average monthly rent (2)  8.1%           $48        $639      $591     $551
              Expense ratio (3)         5.1%          1.9%       38.9%     37.0%    39.2%

              __________

              (1) Represents the average of physical occupancy at each month end for the period held.
              (2) Represents weighted average monthly rent charged for
                  occupied units and rents asked for unoccupied units at December month end.
              (3) Represents total of operating expenses, taxes and insurance divided by rental revenues.

              With Merry Land's acquisition of new communities, the weighted average number of apartments owned rose to 20,290 in 1995 from 15,278 in
1994, and rental revenues and expenses rose accordingly. Rental revenues also increased because most of the rental markets in which Merry Land operates experienced strong job growth and household formation, and this was reflected in high occupancy levels and rising rent rates. Company wide occupancy at December 31, 1995 totaled 94.0%, down from 96.0% at the same date in 1994. This decline was due in large part to 86% occupancy in Dallas where the Company acquired several communities still in the initial lease up period following completion of construction.
              The 8.1% increase in portfolio average rental rates in 1995 from 1994 resulted from higher rents at its continuing properties, and also reflects the higher rents charged at the communities the Company acquired in 1995, whose monthly rents averaged $751 at December 31, 1995 versus total portfolio average of $639.

              Rental Operations - Same Properties. The performance of the 13,666 units which the Company held for all of both 1995 and 1994 ("same property" results), is summarized in the following table
 (dollars in thousands, except average monthly rent; see footnotes above):

                                         Percent     Change from
                                        Increase     1994 to 1995       1995      1994
                                        --------     ------------    -------   -------
              Rent                          4.1%        $3,569       $91,168   $87,599
              Other income                 16.8%           709         4,935     4,226
                                           -----        ------       -------   -------
              Total income                  4.7%         4,278        96,103    91,825

              Personnel                    17.0%         1,534        10,550     9,016
              Utilities                     3.9%           226         6,052     5,826
              Operating                     9.6%           482         5,490     5,008
              Maintenance & grounds       (2.9%)         (172)         5,720     5,892
              Taxes and insurance           3.6%           330         9,597     9,267
                                          ------        ------        ------    ------
                                            6.9%         2,400        37,409    35,009
              Depreciation                  5.3%           862        17,131    16,269
                                          ------        ------        ------
              Operating income              2.5%        $1,016       $41,563   $40,547

              Average occupancy for year    0.0%          0.2%         95.4%     95.2%
              Average monthly rent          4.5%           $26          $606      $580
              Expense ratio                 2.1%          0.8%         38.9%     38.1%

              Reflecting generally strong rental markets, total income rose by $4.3 million or 4.7% for those properties held for all of both periods, as a result of flat average occupancy during the year, 4.5% higher average rental rates and a $0.7 million increase in other income. At December 31, 1995 same property occupancy was 95.2%, down from 96.4% at December 31, 1994, as newly completed apartment construction moderated strong occupancy in some of the Company's markets.

              Operating expenses increased $2.4 million or 6.9% in 1995 as compared to the same period in 1994. Personnel costs accounted for $1.5 million of this increase as a result of $0.4 million higher performance bonuses, $0.3 million higher ESOP contributions, $0.2 million higher workers compensation insurance premiums and higher levels of staffing as formerly vacant positions were filled at communities acquired in late 1993. Off site property management expense, which is allocated to the communities, rose
 $0.4 million as the Company established additional corporate level positions in marketing, training and maintenance. Insurance costs rose $0.3 million due to increases in premiums for communities located in Florida.
              For those 6,528 apartments owned by the Company for both 1994 and 1993, rental revenues increased $3.1 million or 8.2% in 1994 over 1993 as monthly rental rates increased 3.9% to $530 per month from $510 per month, while occupancy for those units rose to 95.7% for 1994 from 92.6% for all of 1993. Operating expenses decreased $0.7 million in 1994 from 1993. Of this decrease, $0.5 million came from a change in capitalization of certain expenditures which had previously been expensed, including painting the exterior of apartment communities, replacement of mini blinds and replacement of vinyl floor covering. The remaining decrease in expenses came from lower personnel costs.

              Rental Operations - Development Properties. The Company capitalizes the direct and indirect cost of expenditures, including interest, taxes, and insurance for communities currently under development. Operating costs, such as administration and maintenance, will be expensed as apartment units are completed and ready for occupancy. At that time, interest, taxes and insurance are allocated to the units in service and also expensed. No units were placed in service in 1995. In 1996 as units are delivered and put in service some dilution of earnings may occur if leasing lags behind the delivery of units. The Company expects to put approximately 1,000 units in service in 1996.
              During 1995 the Company had nine communities under active development with three under construction at year end. Construction is scheduled to begin on four more communities in 1996. $12.8 million was expended in 1995 for apartments under development, bringing the cumulative investment to $20.9 million, including capitalized interest of $1.1 million. In 1996, the Company expects to spend $98.0 million on development.

              Mineral Royalty and Commercial Property Income. These amounts decreased to $0.9 million in 1995 from $1.4 million in 1994 and $1.6 million in 1993, largely as the result of the expiration in late 1994 of one of two contracts for the sale of sand and also because of lower occupancies at the Company's non-apartment properties.

              Interest and Dividend Income. Interest and dividend income rose to $6.9 million in 1995 from $2.4 million in 1994 and $2.5 million in 1993 due to the temporary investment of proceeds from the $115.0 million Series C Preferred Stock offering in March, the $160.0 million 7.25% senior unsecured notes offerings in June and August and the $80.0 million 6.875% senior unsecured notes offering in November. Average securities investments rose to $92.0 million in 1995 from $40.1 in 1994 and $13.2 million in 1993, while the average annual return on investments in 1995 averaged 7.1%, up from 5.8% in 1994 and 5.2% in 1993.

              Other Income. Other income totaled $4.5 million in 1995 as compared to a loss of $0.7 million in 1994. Other income in 1995 included profits of $4.4 million from cash management activities and $0.1 million from the sale of timber, while the loss in 1994 came from cash management activities. Cash management activities include the purchase and sale of liquid securities and the purchase and sale of options related to such securities. In 1995, income from cash management activities included $2.4 million from the sale of options and $1.9 million from the sale of securities, while the loss in 1994 came from the sale of securities.
              The profits and losses from cash management activities of the Company's uncommitted cash and temporary investments are included in other income, but were included in net realized gains prior to the third quarter of 1995. Gains and losses from the sale of long-term investments continue to be included in net realized gains and losses. The Company believes that this accounting for cash management activities is consistent with the recent interpretations by the National Association of Real Estate Investment Trusts of its definition of funds from operations with respect to sales of undepreciated assets incidental to the Company's operations.

              Interest Expense. Interest expense totaled $15.6 million in 1995, up from $10.4 million in 1994 and $5.6 million in 1993. Average debt outstanding rose to $264.6 million in 1995 from $165.2 million in 1994 and $95.2 million in 1993, primarily as a result of financing apartment purchases and development through the issuance of the 7.25% and 6.875% senior unsecured notes discussed above. The weighted average interest rate charged on all the Company's debt increased to 6.9% in 1995 from 6.4% in 1994 and 5.4% for 1993, primarily as a result of rising short term rates and the replacement of short-term financing with the 7.25% and 6.875% senior unsecured notes.

              Amortization-Financing Costs. Amortization of deferred loan costs increased to $0.5 million in 1995 from $0.3 million in 1994 and $0.1 million in 1993 as a result of additional amortization relating to $2.0 million in deferred loan costs incurred and capitalized upon the issuance of $240.0 million in senior unsecured notes issued during 1995. Partially offsetting this increase for 1995 and future years is a decrease in amortization of deferred loan costs relating to the Claire Point loan.
 These loan costs were written off in their entirety on November 30, 1995 when this loan was defeased.

              General and Administrative Expenses. General and administrative expenses in 1995 were $2.4 million, only 1.7% of rental revenues and 3.0% of funds from operations. For 1994 these expenses averaged 1.7% of rental revenues and 3.2% of funds from operations and for 1993 averaged 2.6% of revenues and 5.0% of FFO. The significant improvements since 1993 reflect continuing efforts to control overhead costs and the significant increase in the Company's revenues.

              Non Recurring Costs. In 1995, the Company recorded a $1.6 million loss on the retirement of $17.4 million of mortgage debt. Of this amount, $1.1 million was unamortized deferred loan cost and the remainder was a prepayment penalty. Partially offsetting this loss, the Company reversed a $0.2 million charge reserved in 1994 as the estimated potential cost of its share of a possible environmental investigation of a landfill located on land the Company owns in Richmond County, Georgia. (See "Part I.
 Item 2 - Properties - Environmental Matters"). In 1993 the Company sold $120.0 million of 6.625% unsecured senior notes and used the $119.0 million net proceeds to repay substantially all other debt. Prepayment penalties and the cost of closing out an interest rate swap agreement totaled $1.3 million.

              Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $1.8 million in 1995, $1.2 million for 1994 and $8.0 million for 1993. Gains in 1995 came primarily from the sale of 281,400 shares of First Financial Holdings, Inc. and included losses on the sale of Treasury securities and the unwinding of an interest rate lock. At December 31, 1995, the Company owned 200,000 shares of First Financial with an unrealized gain of $2.6 million. Gains in 1994 came from the sale of securities and real estate. Gains in 1993 came primarily from the sale of thrift stocks.

              Net Income. Net income totaled $53.5 million for 1995, $37.0 million for 1994 and $26.4 million for 1993. Net income available for common shareholders totaled $35.4 million for 1995, $29.1 million for 1994 and $22.4 million for 1993. The increases in net income and net income available for common shareholders for 1995 when compared to 1994 arose principally from substantially increased operating income from apartments due to the growth of the Company's apartment holdings. Net income per common share in 1995 decreased to $1.06 from $1.10 in 1994 and $1.30 in 1993.

              Dividends to preferred shareholders. Dividends to preferred shareholders totaled $18.1 million for 1995 and $7.9 million for 1994 and $4.0 million for 1993. The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the period.
 In 1995 the Company sold 4.6 million shares of Series C Cumulative Convertible Preferred Stock in a public offering. In November 1994, the Company completed a private placement of 4.0 million shares of its Series B Cumulative Convertible Preferred Stock. In June 1993, the Company sold 4.6 million shares of Series A Cumulative Convertible Preferred Stock in a public offering.
              Preferred dividends are summarized in the following table (dollars in thousands):

                                        Twelve months ended Dec. 31,
                                        ----------------------------
                                              1995     1994     1993
                                            ------   ------   ------
              Series A Preferred shares     $1,425   $6,454   $4,025
              Series B Preferred shares      8,820    1,480        -
              Series C Preferred shares      7,884        -        -
                                            ------   ------   ------
                Total preferred dividends  $18,129   $7,934   $4,025

              Holders of the Company's Series A Preferred Stock have converted 3.9 million of the 4.6 million Series A shares originally issued in June 1993 into 5.3 million shares of the Company's common stock. Conversions have occurred because the common dividend was raised above the equivalent preferred dividend.

              Funds From Operations. Funds from operations rose 47% to $79.4 million in 1995 as compared to $53.9 million in 1994 and $28.8 million in 1993. Funds from operations available to common shares rose 33% to $61.2 million in 1995 compared to $46.0 million in 1994 and $24.8 million in 1993. These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings and increased other income. On a fully diluted per share basis, funds from operations increased to $1.84 in 1995 from $1.66 per share in 1994, or 11%. In 1993, funds from operations was $1.41 per share.
              The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                          1995       1994      1993
                                                        _______    _______   _______
              Net income                                $53,537    $36,985   $26,408
              Less preferred dividends paid              18,129      7,934     4,025
                                                        -------    -------   -------
              Net income available for common shares     35,408     29,051    22,383

              Add depreciation of real estate owned      26,265     17,877     9,066
              Add non-recurring costs                     1,370        200     1,308
              Less net realized gains                     1,812      1,153     7,992
                                                        -------    -------   -------
              Funds from operations available to common
                 shares                                  61,231     45,973    24,765
              Add preferred dividends                    18,129      7,934     4,025
                                                        -------    -------   -------
              Funds from operations-fully diluted       $79,360    $53,907   $28,790
                                                        -------    -------   -------
              Weighted average common shares outstanding-
                 primary                                 33,368     26,430    17,268
                 fully diluted                           43,112     32,562    20,381

              Funds from operations per share-
                 primary                                  $1.84      $1.74     $1.43
                 fully diluted                            $1.84      $1.66     $1.41

              The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on recently published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company's funds from operations by $0.7 million, $0.5 million and $0.2 million 1995, 1994 and 1993, respectively.


         Liquidity and Capital Resources

              Financial Structure. At December 31, 1995, total debt equaled 34% of total capitalization at cost, and 25% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                        Equity at
                                                                          Market
                                                       Cost    Total       Value   Total
                                                    -------    -----    ---------  -----
              Advances under line of credit         $     -             $      -
              Mortgage loans                              -                    -
              6.625% senior unsecured notes, 1999    40,000                40,000
              6.625% senior unsecured notes, 2000    40,000                40,000
              6.625% senior unsecured notes, 2001    40,000                40,000
              7.25% senior unsecured notes, 2002     40,000                40,000
              6.875% senior unsecured notes, 2003    40,000                40,000
              6.875% senior unsecured notes, 2004    40,000                40,000
              7.25% senior unsecured notes, 2005    120,000               120,000
                                                    -------               -------
              Total debt                            360,000     34%       360,000     25%

              Common and preferred equity (1)       695,859     66%     1,055,640     75%
                                                    -------     ---     ---------     ---

              Total capitalization               $1,055,859    100%    $1,415,640    100%
                                                  ---------    ----    ----------    ----

              ----------
              (1) Assumes conversion of all outstanding preferred stock into common stock.

              At December 31, 1995, the Company had no borrowings outstanding under its $160.0 million line of credit. The line matures on June 29, 1996, and subject to the bank's approval, is expected to be renewed annually. It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. During 1995, the Company repaid approximately $24.4 million of mortgage debt previously assumed in property acquisitions. Of this amount, $17.4 million was defeased by transferring government securities totaling $17.9 million to a trust account with First Union National Bank of Georgia.
              The Company's Preferred Stock and its senior notes are rated investment grade by Standard & Poor's Corporation and Moody's Investors Service, Inc.

              Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities, by liquidating short term investments and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions and development and capital improvements. Expenditures for the Company's development projects under way totaled $12.8 million in 1995. Over the next three years, the Company expects to spend $150.0 million to complete its communities under development. During this period no principal amounts of the Company's debt become due. Capital resources available to the Company at December 31, 1995 included cash and marketable securities of $92.3 million and amounts available under the Company's $160.0 million line of credit. Currently, there is no amount outstanding under the line of credit, but the Company is limited in the amount of debt it may incur under the terms of its existing loan agreements. At December 31, 1995, the Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow an additional $107.4 million on an unsecured basis.
              The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.

              Cash Flows. The following table summarizes cash flows for 1995, 1994, and 1993 (dollars in thousands):

                                                        Sources and Uses of Cash:
                                                   ------------------------------
                                                       1995      1994       1993
                                                   --------  ---------  ---------
              Operating activities                 $  82,224 $  56,099  $  30,911
              Sales of common and preferred stock    116,845   187,939    283,560
              Net borrowings                         148,234    55,637      1,429
              Other                                   11,788     3,977     17,660
                                                     -------   -------    -------
              Total sources of cash                  359,091   303,652    333,560

              Acquisitions of and improvements to
               properties                           (213,521) (242,134)  (307,048)
              Development of properties              (12,813)   (8,129)         -
              Dividends paid                         (64,868)  (41,401)   (20,959)
              Other                                   (4,021)        _        (23)
                                                     -------   -------    -------
              Total uses                            (295,223  (291,664)  (328,030)

              Increase (decrease) in cash,
                 securities and temporary
                 investments                       $ 63,868   $ 11,988    $  5,530

              Operating cash flow has grown significantly with the expansion of the Company's apartment holdings. In 1995, the Company raised $347.8 million from the issuance of preferred stock and senior notes described above. During the year, the Company used $196.3 million to acquire apartments and has invested the remainder in short term investments and marketable securities. Dividends paid in 1995 and 1994 increased from levels in prior years due to an increase in the average amount of stock outstanding, and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.35 in the fourth quarter of 1994 from $0.30 per share. In 1995, 4.6 million shares of Series C Preferred Stock were issued. In 1994, 4.0 million shares of Series B Preferred Stock were issued. Marketable securities and short term increased significantly in 1995 because all of the proceeds from the senior unsecured notes offering had not been invested in additional apartments at year end.

              Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the project.
                      The following table summarizes the capital expenditures for 1995, 1994 and 1993 (dollars in thousands, except per unit data):

                                                 1995       1994       1993
                                             --------   --------   --------
              Apartment communities:
               Acquisitions                  $198,339   $226,041   $296,514
               Development projects:
                  Development costs            11,749      8,129          -
                  Capitalized interest          1,064          -          -
               Replacements for stabilized
                  communities (1)               3,178      1,710        564
               Improvements (2)                11,103     14,169      9,783
              Commercial properties               373        153         26
              Corporate level expenditures         528         61        161
                                             --------   --------   --------
                                             $226,334   $250,263   $307,048
              Per Unit:
               Replacements for stabilized
                  communities (1)                $233       $262       $168
               Improvements (2)                  $498       $752       $700

               __________
              (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In 1995, 13,666 units were stabilized as compared to 6,528 in 1994 and 3,361 in 1993.
              (2) Improvements include expenditures for all properties owned during the period and replacements for newly acquired communities.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Stockholders of
         Merry Land & Investment Company, Inc.:

         We have audited the accompanying consolidated balance sheets of Merry Land & Investment Company, Inc. (a Georgia corporation) as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merry Land & Investment Company, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                /s/ Arthur Andersen LLP
                                                    Arthur Andersen LLP



         Atlanta, Georgia
         January 15, 1996

       Part II
       Item 8 - Financial Statements and Supplementary Data

                        Merry Land & Investment Company, Inc.
                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                                                 December 31,
                                                                      1995         1994
                                                                  ----------   ----------
         PROPERTIES AT COST
         Apartments                                               $1,009,056   $  796,436
         Apartments under development                                 20,942        8,129
         Commercial rental property                                    6,412        6,040
         Land held for investment or future development                3,815        3,831
         Operating equipment                                           1,397          870
                                                                 -----------    ---------
                                                                   1,041,622      815,306
         Less accumulated depreciation and depletion                 (68,346)     (41,874)
                                                                 -----------    ---------
                                                                     973,276      773,432
       CASH AND SECURITIES
         Cash and cash equivalents                                    32,834          718
         Marketable securities                                        48,468       27,716
                                                                  ----------    ---------
                                                                      92,302       28,434
       OTHER ASSETS
         Notes receivable                                                816          941
         Deferred loan costs                                           4,022        2,066
         Other                                                         2,424        1,782
                                                                       7,262        4,789
                                                                  ----------    ---------
       TOTAL ASSETS                                               $1,072,840    $ 806,655
                                                                  ----------    ---------

       NOTES PAYABLE
         Mortgage loans                                           $        -    $  17,835
         Senior notes                                                360,000      120,000
         Note payable-credit line                                          -       57,600
         Repurchase agreement                                              -       17,375
                                                                  ----------    ---------
                                                                     360,000      212,810
       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
         Accrued interest                                              4,295        2,224
         Resident security deposits                                    2,578        3,012
         Accrued property taxes                                        4,294        1,205
         Other                                                         5,814        2,553
                                                                  ----------    ---------
                                                                      16,981        8,994
       STOCKHOLDERS' EQUITY
         Preferred stock, at $25 liquidation preference, 20,000
          shares authorized;
              667 shares $1.750 Series A Cumulative Convertible       16,688       62,908
            4,000 shares $2.205 Series B Cumulative Convertible      100,000      100,000
            4,600 shares, $2.15 Series C Cumulative Convertible      114,995            -
         Common stock without par value at $1 stated value,
            100,000 shares authorized; 33,876 and 30,744 shares       33,876        30,744
            Capital surplus                                          425,611       375,170
            Cumulative undistributed net earnings                     11,787        23,112
            Notes receivable from stockholders and ESOP              (15,796)      (10,283)
            Unrealized gain on securities                              8,698         3,200
                                                                  ----------    ----------
                                                                     695,859       584,851

                                                                  ----------    ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,072,840    $  806,655
                                                                  ----------    ----------

          The accompanying notes are an integral part of these statements.

       Part II
       Item 8 -Financial Statements and Supplementary Data

                        Merry Land & Investment Company, Inc.
                         CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share date)

                                                   Years Ended December 31,
                                                --------   --------  --------
                                                  1995       1994      1993
                                                --------   --------  --------
       INCOME
       Rental income                            $144,778   $102,352  $55,262
       Mineral royalties                             436        817      919
       Mortgage interest                              79         95      510
       Other interest                              5,435      2,070    1,709
       Dividends                                   1,394        275      244
       Other income                                4,476       (655)      10
                                                --------    -------   ------
                                                 156,598    104,954   58,654

       EXPENSES
       Rental expense                             42,180     27,953   16,996
       Interest                                   15,646     10,394    5,640
       Depreciation -  real estate                26,265     17,877    9,066
       Depreciation -  other                         208        122       59
       Amortization - financing costs                462        348      121
       Taxes and insurance                        16,347     10,456    5,615
       General and administrative expense          2,396      1,773    1,433
       Other non-recurring expense                 1,370        200    1,308
                                                 -------     -------   ------
                                                 104,874      69,123   40,238

       Income before net realized gains           51,724      35,831   18,416
       Net realized gains                          1,813       1,154    7,992
                                                 -------      ------   ------
       NET INCOME                                 53,537      36,985   26,408
                                                 -------      ------   ------

         Dividends to preferred shareholders      18,129       7,934    4,025
                                                 -------      ------   ------

       NET INCOME AVAILABLE
         FOR COMMON SHARES                       $35,408     $29,051  $22,383
                                                 -------     -------  -------

       Weighted average common shares
         - outstanding                            33,368      26,430   17,268
         - fully diluted                          43,112      32,562   20,381

       NET INCOME - PER SHARE                      $1.06       $1.10    $1.30
       FULLY DILUTED                               $1.06       $1.10    $1.30
                                                   -----       -----    -----

       CASH DIVIDENDS DECLARED
       PER COMMON SHARE                            $1.40       $1.25    $0.90

          The accompanying notes are an integral part of these statements.

    Part II
    Item 8 - Financial Statements and Supplementary Data

                       Merry Land & Investment Company, Inc.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (In thousands)

                                                              Cumulative Total
                                 Preferred Stock        Common Stock     Capital Undistributed Stockholders'
                                 Shares   Amount       Shares   Amount   Surplus  Net Earnings    Equity
                                 ---------------       ---------------   ------- ------------- -----------
    Balance, December 31, 1992        -        -       12,575   12,575    72,176    22,080       106,831
    1993 net income                   -        -            -        -         -    26,408        26,408
    Sale of common stock              -        -        9,950    9,950   164,962         -       174,912
    Sale of preferred stock       4,600  115,000            -        -    (5,781)        -       109,219
    Common stock issued in
     conversion of debentures         -        -           55       55       410         -           465
    Sale of common stock to
     employees                        -        -          135      135     1,910         -         2,045
    Increase in notes receivable
     from stockholders                -        -            -        -    (1,838)        -        (1,838)
    Common stock dividends            -        -            -        -   (16,934)  (16,934)      (16,934)
    Stock dividends reinvested        -        -           99       99     1,661         -         1,760
    Preferred stock dividends
     ($.875 per share)                -        -            -        -         -    (4,025)       (4,025)
    Stock purchase plan               -        -            -        -       164         -           173
    Common stock redeemed             -        -          (72)     (72)   (1,480)        -        (1,552)
    Sale of common stock to ESOP      -        -           75       75     1,284         -         1,359
    Increase in notes receivable
     from ESOP                        -        -            -        -         -         -       (1,108)
                                  -----  -------      -------  -------  --------    ------        ------
    Balance, December 31, 1993    4,600  115,000       22,826   22,826   232,360    27,529       397,715
     1994 net income                   -        -            -        -         -   36,985        36,985
    Sale of common stock              -        -        4,600    4,600    82,907         -        87,507
    Sale of preferred stock       4,000  100,000            -        -    (3,288)        -        96,712
     Common stock issued in
     conversion of preferred
     stock, Series A             (2,084) (52,092)        2,792   2,792    49,300         -             -
    Sale of common stock to
     employees                        -        -           389     389     6,888         -         7,277
    Purchase of common stock
      from employees                  -        -            (9)     (9)     (186)        -         (195)
    Increase in notes receivable
     from stockholders                -        -             -       -    (6,687)        -        (6,687)
    Common stock dividends            -        -             -       -         -    (33,467)     (33,467)
    Stock dividends reinvested        -        -           194     194     3,741          -         3,935
    Preferred stock dividends         -        -             -       -         -     (7,934)      (7,934)
    Stock purchase plan               -        -           128     128     2,411          -       2,539
    Common stock redeemed             -        -          (176)   (176)   (2,972)         -       (3,148)
    Decrease in notes receivable
     from ESOP                        -        -             -       -       412          -          412
    Unrealized gain on securities     -        -             -       -     3,200          -        3,200
                                  -----    -----         -----   -----    -------    ------      -------
   Balance, December 31, 1994     6,516  162,908        30,744  30,744    368,086    23,113      584,851
    1995 net income                   -        -             -       -          -    53,537       53,537
    Sale of preferred stock       4,600  115,000             -       -     (5,314)        -      109,686
    Common stock issued in
     conversion of preferred
     stock, Series A            (1,849)  (46,225)        2,478   2,478     43,747         -            -
    Sale of common stock to
     employees                       -         -           236     236      4,194         -        4,430
    Purchase of common stock
     from employees                  -         -           (10)    (10)      (228)        -         (238)
    Increase in notes receivable
     from stockholders               -         -             -       -     (3,453)        -       (3,453)
    Common stock dividends           -         -             -       -          -   (46,734)     (46,734)
    Common stock dividends
     reinvested                      -         -           423     423      8,124         -        8,547
    Preferred stock dividends        -         -             -       -          -   (18,129)     (18,129)
    Stock purchase plan              -         -           129     129      2,494         -        2,623
    Common stock redeemed            -         -          (124)   (124)    (2,576)        -      (2,700)
    Sale of common stock to
     the ESOP                        -         -             -       -     (2,059)        -      (2,059)
    Unrealized gain on securities    -         -             -       -      5,498         -       5,498
                                ------   -------        ------  ------    -------    ------      --------
    Balance, December 31, 1995   9,267   231,683        33,876  33,876    418,513    11,787       695,859
                                ------   -------        ------  ------    -------    ------      --------
               The accompanying notes are an integral part of these statements.

       Item 8 - Financial Statements and Supplementary Data

                        Merry Land & Investment Company, Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                       Years Ended December 31,
                                                     ----------------------------
                                                        1995       1994      1993
                                                     -------    -------   -------
       OPERATING ACTIVITIES:
         Rents and royalties received                $145,232   $103,149  $56,347
         Interest received                              4,887      2,011    2,035
         Dividends received                             1,394        275      244

         Rental expense                               (40,981)   (27,804) (15,988)
         General and administrative expense            (2,257)    (1,229   (1,767)
         Interest expense                             (13,575)   (10,158)  (4,395)
         Property taxes and insurance expense         (12,461)   (10,282)  (5,880)
         Other                                            (15)       137      315
            Net cash provided by operating             ------     ------   ------
            activities:                                82,224     56,099   30,911

       INVESTING ACTIVITIES:
         Principal received on notes receivable           125       116    10,272
         Sale of securities and temporary
          investments                                 274,944     7,030   117,494
         Purchase of securities and temporary
          investments                                (284,189)  (15,477) (114,085)
         Sale of real property                            156       302       428
         Purchase of real property                   (198,339) (226,041) (296,514)
         Development of real property                 (12,813)   (8,129)        -
         Improvements to real property                (15,182)  (16,093)  (10,534)
         Nonrecurring expenditures                     (1,546)        -         -
         Other                                         (2,475)      158       (23)
            Net cash Provided by operating           --------   -------   -------
             activities                              (239,319) (258,134) (292,962)

       FINANCING ACTIVITIES:
         Net borrowings (repayments) -
          repurchase agreements                       (17,375)   17,375         -
         Net borrowings (repayments) - bank debt      (57,600)   57,600  (109,358)
         Net borrowings - senior notes                240,000         -   119,025
         Assumption of mortgage loans                   7,041         -         -
         Repayments of mortgage loans                 (23,832)  (19,338)   (8,238)
         Cash dividends paid - common                 (46,739)  (33,467)  (16,934)
         Cash dividends paid - preferred, Series A     (1,425)   (6,454)   (4,025)
         Cash dividends paid - preferred, Series B     (8,820)   (1,480)        -
         Cash dividends paid - preferred, Series C     (7,884)   (1,480)        -
         Sale of common stock - public offerings            -    87,507   171,949
         Sale of common stock - reinvested dividends     8,547    3,935     1,760
         Sale of common stock - stock purchase plan      2,623    2,538       173
         Sale of common stock - employees                  977      395       459
         Sale of preferred stock - public offering     109,686   96,712   109,219
         Common stock retired                           (2,938)  (3,148)        -
         Loan to ESOP                                   (2,050)       -         -
                                                       -------  -------   -------
           Net cash provided by financing activities   200,211  202,175   264,030
                                                       -------  -------   -------
       NET INCREASE (DECREASE) IN CASH                  43,116     140      1,979
       CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                           718      578       349
                                                       -------  -------   -------
       CASH AND CASH EQUIVALENTS                      $ 43,834  $   718   $ 2,328
       AT END OF PERIOD                                -------  -------   -------

         The accompanying notes are an integral part of these statements.

       Part II
       Item 8 - Financial Statements and Supplementary Data
       Statements of Cash Flows (Continued)


          Reconciliation of Net Income to Cash Flows from Operating Activities

[CAPTION]

                                                          Years Ended December 31,
                                                     ------------------------------
                                                        1995        1994       1993
                                                     -------     -------    -------
       Net income                                    $53,537     $36,985    $26,408
       Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                 26,935      18,347      9,246
        (Increase) decrease in interest and accounts
          receivable                                    (586)       (110)      (168)
        (Increase) decrease in other assets           (2,012)       (282)        (9)
        Increase (decrease) in accounts payable and
         accrued interest                              6,163       1,479       3,426
        Gain on the sale of marketable securities     (1,673)       (202)     (6,961)
        Gain on the sale of real estate                 (140)       (273)     (1,031)
        ESOP contributions                                 -         154           -
                                                     -------     -------     -------
        Net cash provided by operating activities    $82,224     $56,099     $30,911
                                                     -------     -------     -------

          The accompanying notes are an integral part of these statements.

Part II
Item 8 - Financial Statements and Supplementary Data

                       MERRY LAND & INVESTMENT COMPANY, INC.
                           Notes to Financial Statements

1. Nature of Business

              Merry Land & Investment Company, Inc. is a real estate investment trust (REIT), which acquires, builds and operates upscale apartment communities throughout the Southern United States.

2. Summary of Significant Accounting Policies

             Recognition of Income
              The Company leases its apartment properties generally for terms of one year or less. Rental income is recognized when collected.

             Depreciation and Amortization
              Depreciation of buildings and equipment is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

                    Apartments.................................40-50   years
                    Land improvements..........................   50   years
                    Commercial rental buildings................40-50   years
                    Furniture, fixtures, equipment and carpet...5-15   years
                    Operating equipment.........................3-5    years

              Straight line and accelerated methods are used for income tax reporting purposes. Betterments, renewals and extraordinary repairs that extend the lives of assets are capitalized; other repairs and maintenance are expensed.

             Income Taxes
              As a real estate investment trust, the Company does not pay income taxes on its distributed income. It does pay income taxes on that income which is not distributed, and it may be subject to excise taxes on income distributed after certain dates. See Note 5 for a further discussion of income taxes.

             Earnings Per Share and Share Information
              Earnings per share are computed on the basis of the weighted average number of shares outstanding during the year. Earnings per share assuming full dilution are computed based on the assumption that convertible preferred stock was converted at the beginning of the year with an applicable reduction in preferred dividends.

              Principles of Consolidation
               The consolidated financial statements include the accounts of the Company and its wholly-owned limited partnerships. Any significant inter-company transactions and accounts have been eliminated in consolidation.

              Use of Estimates
               The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses.

              Cash and Cash Equivalents
               For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

              Development Activities
               The cost of developed properties includes interest, property taxes, insurance and allocated development overhead incurred during the construction period.

         3. Marketable Securities

              The cost and market value of securities by major classification at December 31 were as follows:

                                       1995                 1994                 1993
                                 Cost       Market       Cost    Market     Cost     Market
                                 -------    -------    ------    -------   -------   -------
         Common stocks           $37,864    $46,018    $ 3,323   $ 7,702   $ 3,920   $ 9,512
         Corporate debentures      1,906      2,450      1,906     2,401     1,906     2,376
         U.S. treasury notes           -          -     19,287    17,613     8,292     8,250
         Repurchase agreements         -          -          -         -     1,750     1,750
                                  ------     ------     ------    ------    ------   -------
                                 $39,770    $48,468    $24,516   $27,716   $15,868   $21,888
                                  ------     ------     ------    ------    ------   ------

              In 1995, the Company sold 281,400 shares of First Financial Holdings for a gain of $1.8 million, and recorded other income of $4.4 million related to the buying and selling of Treasury Notes and options for the sale of Treasury Notes. The Company also bought common shares of other apartment REITs which operate in the Company's market area for a cost of $36.5 million. These securities had a market value of $42.0 million at December 31, 1995.
              On January 1, 1994, the Company adopted SFAS 115 and reports its marketable securities at market value with unrealized gains and losses as a separate component of shareholder's' equity. Changes in net unrealized gains are recorded as adjustments to this account and not as credits or charges to earnings.

         4. Borrowings and Assets Subject to Lien

              During the second quarter of 1995 the Company completed a public offering of $120.0 million of 7.25% senior unsecured notes. In the third quarter of 1995 the Company completed a public offering of $40.0 million of 7.25% senior unsecured notes. Also in the fourth quarter of 1995, the Company completed a public offering of two $40.0 million tranches of 6.875% senior unsecured notes. The senior unsecured notes contain covenants which limit the levels of debt the Company may incur. At December 31, 1995 these covenants would have allowed the Company to borrow on an unsecured basis.
              On November 30, 1995 the Company defeased all its remaining mortgage debt by transferring government securities totaling $17.9 million to a trust account with First Union National Bank of Georgia. The $17.4 million of mortgage debt defeased is secured by the Claire Point and Lakeridge communities. These encumbrances will be removed upon repayment of the mortgage debt by the trust in February and July of 1996.

              Borrowings outstanding at December 31 were as follows (in thousands):

                                                           1995         1994
                                                         --------     --------
              6.625% senior unsecured notes (a)          $120,000     $120,000
              7.250% senior unsecured notes (b)            40,000            -
              6.875% senior unsecured notes (c)            40,000            -
              6.875% senior unsecured notes (d)            40,000            -
              7.25% senior unsecured notes (e)            120,000
              Mortgage loans                                    -       17,835
              Advance under unsecured line of
                credit (f)                                      -       57,600
              Repurchase agreement                              -       17,375
                                                          -------     --------
                                                          $360,000    $212,810

             (a) $120 million, 6.625% notes, interest payable semi-annually, principal installments of $40 million each due 1999, 2000, and 2001.
             (b) $40 million, 7.25% notes, interest payable semi-annually, maturity 2002.
             (c) $40 million, 6.875% notes, interest payable semi-annually, maturity 2003.
             (d) $40 million, 6.875% notes, interest payable semi-annually, maturity 2004.
             (e) $120 million, 7.25% notes, interest payable semi-annually, maturity 2005.
             (f) $160 million line of credit, interest equal to LIBOR plus 0.65%, maturity 1996.

             The Company estimates that the fair value of borrowings approxi-mates their carrying value at December 31, 1995. Maturities of borrowings at December 31 were as follows (in thousands):
                                               Loan
                                               Amount
                                             --------
                                1996         $      -
                                1997                -
                                1998                -
                                1999           40,000
                                2000           40,000
                                2001           40,000
                                2002           40,000
                                2003           40,000
                                2004           40,000
                                2005          120,000
                                              -------
                                             $360,000
                                             --------

         5. Income Taxes

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

                                               1995      1994      1993
                                            -------   -------   -------
            Net income                      $53,537   $36,985   $26,408
            Adjustment of securities to
              market value                        -         -       457
            Excess of tax over accounting
             depreciation                   (6,944)   (5,724)   (9,837)
            Other                             (366)      (94)      218
                                            -------   -------   -------
            Estimated taxable income        $46,227   $31,167   $17,236

         6. Incentive Stock Option Plan

              Under the Company's incentive stock option plan, at December 31, 1995, there were 1,304,000 shares available for grant and 215,000 exercisable options outstanding. Options granted under the plan expire ten years from date of grant and may not be exercised at a rate greater than 20% per year. Shares under option which subsequently expire or are canceled are available for subsequent grant. The option price is equal to the market price of the shares on the date of the option grants.
             Options outstanding for the years ended December 31, 1995, 1994, and 1993, are as follows:

              Balance December 31, 1993                    155,000
               Issued (at between $17.50 and
                $20.88 per share)                          400,000
              Exercised (at $8.25 per share)                (9,000)
                                                           -------
              Balance December 31, 1994                    546,000
               Exercised (at between $8.25 and $19.00
                per share)                                 (11,000)
               Canceled                                    (25,000)
               Balance December 31, 1995 (at between       -------
               $8.25 and $20.88 per share)                 510,000

              During 1995, 1994 and 1993, the Company loaned officers and employees $4.4 million, $7.2 million and $2.0 million respectively, to purchase shares of the Company's common stock. The loans are secured by the shares purchased, carry a 0% interest rate, and are due upon demand. The Company requires that at least two thirds of dividends paid on these shares be used to repay the indebtedness. $0.9 million, $0.5 million and $0.3 million was repaid in 1995, 1994 and 1993. At December 31, 1995, the balance of such additional loans was $13.0 million.
              During 1993 and 1992, the Company loaned officers and employees approximately $0.1 million and $0.3 million, respectively, to exercise incentive stock options. The terms of these loans are the same as for the loans to exercise options, as discussed above. At December 31, 1995, the balance of such loans was $0.1 million.

         7. Employee Stock Ownership Plan

              The Company maintains an Employee Stock Ownership Plan. Under the plan, the Company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the Company. The amount of the annual contribution is discretionary. The Company contributed $0.8 million, $0.5 million and $0.3 million in 1995, 1994 and 1993. In 1995, the Company loaned the ESOP $2.1 million to buy 100,000 shares of the Company's common stock. At December 31, 1995, the balance of this note was $2.1 million and bears an interest rate equal to the thirty-day LIBOR rate plus 65 basis points. The note is due December 31, 2002. In 1993, the Company advanced the ESOP $1.4 million to buy 75,000 shares of the Company's common stock on the open market. The note bears an interest rate equal to the thirty-day LIBOR rate plus 65 basis points and is due November 30, 2000. At December 31, 1995, the balance of this note was $0.65 million.

         8. Preferred Stock

              In a public offering on March 8, 1995, the Company issued 4.0 million shares of Series C Cumulative Convertible Preferred Stock for net proceeds of $95.4 million. On April 7, 1995, the Company issued an additional 0.6 million shares of the Series C Preferred Stock for net proceeds of $14.4 million. On November 1, 1994, the Company sold 4.0 million shares of Series B Cumulative Convertible Preferred Stock for net proceeds of $96.7 million. The Series B Preferred Stock was sold in a private placement to a small group of institutional investors. The shares were not registered under the Securities Act of 1933, but the Company has granted to the holders certain registration rights. In 1993, the Company sold to the public 4.6 million shares of Series A Cumulative Convertible Preferred Stock for net proceeds of $109.2 million. Preferred stock at December 31, 1995 was as follows:
                                 Preferred A       Preferred B     Preferred C
                                 -----------       -----------     -----------
              Price per share         $25.00            $25.00          $25.00
              Shares issued        4,600,000         4,000,000       4,600,000
              Shares outstanding     667,520         4,000,000       4,599,800
              Dividend per share       $1.75            $2.205        $2.15(a)
              Redemption date   June 30,1998   October 31,1999   March 31,2000
              Conversion price        $18.65            $21.04          $22.00

              (a) The Series C Preferred Stock contains a "ratchet" provision which provides that the preferred dividend rate shall be increased if necessary so that it will always be the greater of $2.15 per share or the dividends payable on the number of shares of common stock into which the Series C Preferred Stock is convertible.

         9. Dividends

             In 1995, the Company paid dividends as follows:

 <CAPTION

                             Common  Preferred A  Preferred B  Preferred C
                             ------  -----------  -----------  -----------
              March 31         $.35       $.4375      $.55125       $    -
              June 30           .35        .4375       .55125        .6390
              September 29      .35        .4375       .55125        .5375
              December 29       .35        .4375       .55125        .5375
                              -----      -------      -------      -------
                Total         $1.40      $1.7500      $2.2050      $1.7140

              Of the total dividends paid in 1995, 95.8% are ordinary income and 4.2% are capital gains. On January 15, 1996 the Company declared a $.37 per common share, $.4375 per Preferred A share, $.55125 per Preferred B share, and $.5375 per Preferred C share dividend payable on March 29, 1996.
              The Company's dividend reinvestment plan allows any shareholder to elect to use all or a portion of cash dividends paid to acquire additional shares of the Company's common stock at a price equal to 95% of the higher of: (a) the average of the high and low sales prices of the Company's common stock on the dividend payment date, or (b) the average of the daily high and low sales prices for the ten trading days prior to the dividend payment date. During 1995, 423,489 shares were issued at a total value of $8.5 million.
              In December 1993 the Company established a Stock Purchase Plan which provides holders of the Company's common stock and preferred stock with a method of purchasing additional common stock of the Company through optional cash payments without fees and at a 5% discount. Optional cash payments are subject to the limitation that the number of shares of common stock which can be purchased cannot exceed the number of shares of common and preferred stock owned by the shareholder. During 1995, 128,383 shares were issued for a total value of $2.6 million.

         10. Environmental Matters

              Portions of the Company's land holdings in Richmond County, Georgia were used by the County for two municipal landfills during the late 1960's and early 1970's. One site is comprised of 71 acres and the other, the "New Savannah Road Landfill", 96 acres. Both landfills were closed in the mid-1970's and have been held by the Company and its predecessors as unimproved land since that time. Although the sites were used primarily as municipal landfills, there have been some reports that some industrial wastes may have been disposed of at the sites.
              In 1992, a contractor for the U. S. Environmental Protection Agency tested the New Savannah Road landfill and found that some contamination was present in soil samples but that sufficient data had not been taken to permit a complete evaluation of the site. Accordingly, the contractor recommended that further action be taken which the Company believes would consist principally of additional testing of the site's groundwater and surface water. The Company has had no further contact with the EPA or its agents since that time and the site has not been included on the National Priorities List.
              As a result of the EPA's review or the site in 1992, Merry Land retained an environmental consultant to conduct studies on both sites. The consultant reported that its studies of the sites do not reveal the presence on either site of contaminants in amounts likely to result in the EPA listing either site on the NPL. However, the studies were limited in nature and did not represent an examination of all portions of the landfill sites. There can be n assurance that a more complete investigation or further testing would not reveal higher levels or different types of contamination at the sites. In 1994 the Environmental Protection Division of the State of
 Georgia published its initial Hazardous Site Inventory under its "Superfund" law, which requires investigation, and if appropriate, remedial action of listed sites. The 96 acre tract was included on this list. In the third quarter of 1994 the Company accrued $200,000 as a non-recurring charge, representing the Company's estimate of its share of the potential cost if further investigation of the site was required. On April 24, 1995, the Georgia EPD notified the Company that it had determined that there was insufficient evidence to include the site on its Hazardous Site Inventory and removed the site from the inventory as of that date. The Company reversed the $200,000 non-recurring charge in the second quarter of 1995.
              Should further investigation or remedial action be required for the landfill, the Company believes that there will likely be other entities which will be responsible for a portion of the cost of the investigation or remediation. These entities include Richmond County, which operated the landfills, any identified company or municipality whose waste was placed in the landfill, and the company that owned the site at the time of the disposal of the waste. There can be no assurance that the Company will not have material liability with respect to these landfill sites.

         Part II

         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None

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

         To the Shareholders of
         Merry Land & Investment Company, Inc.

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 15, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


         /s/  Arthur Andersen LLP
              Arthur Andersen LLP


         Atlanta, Georgia
         January 15, 1996

PART IV
Item 14-Schedule XI - Real Estate and Accumulated Depreciation for the Year Ending December 31, 1995:

                                 Cost  Capitalized
      Initial Cost               Subsequent to                  Gross Amount at Which
      to Company                 Acquisition                     Carried at December 31,1995
      -------------------------- -----------------------------  --------------------------------
                    Buildings                                          Buildings                   Acccum-    Date         De-
                    and                                               and                         Depredia-  Const-       prec-
                    improve-      Improve-     Carrying               improve-       Total        tion       truc-  Date  iable
        Land        ments         ments        Cost       Land        ments          (a)          (a)        tion Acqui'd  Life
     ------------  -----------   -----------  ----------  ----------  -----------    -----------  ----------  ----- ----- -----
 1.    $1,500,000   $12,712,085  $   581,142            $1,500,000   $13,293,227    $14,793,227  $  684,588  1987  1994  5-50 yr.
 2.     3,576,000    15,671,192      869,693             3,576,000    16,540,885     20,116,885   1,297,580  1990  1993  5-50 yr.
 3.     1,110,000     6,330,825      889,517             1,110,000     7,220,342      8,330,342     631,262  1988  1993  5-50 yr.
 4.     3,840,000    17,219,224    1,390,752             3,840,000    18,609,976     22,449,976   1,527,571  1991  1993  5-50 yr.
 5.     2,080,000     9,957,175      129,745             2,080,000    10,086,920     12,166,920     244,529  1990  1995  5-50 yr.
 6.     1,580,000    10,983,800      723,644             1,580,000    11,707,474     13,287,474     920,443  1988  1993  5-50 yr.
 7.     2,120,000    13,195,900      771,202             2,120,000    13,967,102     16,087,102   1,095,405  1988  1993  5-50 yr.
 8.       805,550     7,166,331      820,195               805,550     7,986,526      8,792,076   1,573,944  1982  1990  5-50 yr.
 9.     1,503,000    13,553,192      275,097             1,503,000    13,828,289     15,331,289     453,598  1989  1994  5-50 yr.
 10.    2,592,000    13,375,363      882,792             2,592,000    14,258,155     16,850,155   1,019,899  1991  1993  5-50 yr.
 11.       65,000       259,675    1,530,296                65,000     1,789,971      1,854,971     476,176 1918(b)1983  5-50 yr.
 12.      954,000     9,083,755      262,869               954,000     9,346,624     10,300,624     303,001  1988  1994  5-50 yr.
 13.    1,134,000    10,158,363      174,805             1,134,000    10,333,168     11,467,168     336,360  1987  1994  5-50 yr.
 14.      700,000     5,620,292      804,290               700,000     6,424,582      7,124,582   1,606,971  1986  1990  5-50 yr.
 15.      635,000     2,901,168       32,328               635,000     2,933,496      3,568,496      99,878  1986  1994  5-50 yr.
 16.    2,048,000     9,710,500    1,834,311             2,048,000    11,544,811     13,592,811     646,386  1986  1993  5-50 yr.
 17.      891,000    10,883,905      208,034               891,000    11,091,939     11,982,939     355,026  1984  1994  5-50 yr.
 18.    1,500,000    16,142,858      560,518             1,500,000    16,703,376     18,203,376   1,248,644  1991  1993  5-50 yr.
 19.    1,936,000     7,939,000    1,347,466             1,936,000     9,286,466     11,222,466     601,555  1987  1993  5-50 yr.
 20.    1,200,000     9,985,256      587,480             1,200,000    10,572,736     11,772,736   1,143,679  1989  1992  5-50 yr.
 21.    1,630,000    12,880,863      811,082             1,630,000    13,691,945     15,321,945   1,171,007  1990  1993  5-50 yr.
 22.    1,008,000     5,133,133      912,778             1,008,000     6,045,911      7,053,911     534,383  1983  1993  5-50 yr.
 23.    1,629,000    15,936,411      458,822             1,629,000    16,395,233     18,024,233     536,496  1987  1994  5-50 yr.
 24.    1,260,000     8,584,736      466,537             1,260,000     9,051,273     10,311,273     306,923  1984  1994  5-50 yr.
 25.    1,440,000     6,210,000      686,771             1,440,000     6,896,771      8,336,771     507,525  1985  1993  5-50 yr.
 26.      325,000     6,001,731      765,144               325,000     6,766,875      7,091,875   1,664,441  1983  1986  5-50 yr.
 27.    2,632,000    16,839,075      786,561             2,632,000    17,625,636     20,257,636   1,255,313  1990  1992  5-50 yr.
 28.      752,000     9,759,351      477,565               752,000    10,236,916     10,988,916   1,123,576  1986  1992  5-50 yr.
 29.      480,000     5,917,041      435,316               480,000     6,352,357      6,832,357     975,429  1985  1991  5-50 yr.
 30.     1,323,00    12,864,616      910,663             1,323,000    13,775,279     15,098,279     449,881  1984  1994  5-50 yr.
 31.      450,000     5,256,127      729,304               450,000     5,985,431      6,435,431     976,844  1987  1991  5-50 yr.
 32.      990,000     9,016,445      669,293               990,000     9,685,738     10,675,738   1,010,864  1990  1992  5-50 yr.
 33.    1,098,000    12,703,582      252,732             1,098,000    12,956,314     14,054,314     417,478  1987  1994  5-50 yr.
 34.      485,100     4,371,125      290,395               485,100     4,661,520      5,146,620     493,382  1986  1992  5-50 yr.
 35.    1,520,000     9,414,575      450,747             1,520,000     9,865,322     11,385,322     478,167  1989  1994  5-50 yr.
 36.    2,470,000    21,562,604      385,962             2,470,000    21,948,566     24,418,566     426,347  1995  1995  5-50 yr.
 37.    3,055,000    25,957,233      289,207             3,055,000    26,246,440     29,301,440      85,133  1995  1995  5-50 yr.
 38.    1,300,000    12,613,527       69,500             1,300,000    12,683,027     13,983,027           -  1995  1995  5-50 yr.
 39.    2,626,000    22,060,707      407,492             2,626,000    22,468,199     25,094,199     290,743  1995  1995  5-50 yr.
 40.    2,535,000    20,986,021      117,500             2,535,000    21,103,521     23,638,521           -  1995  1995  5-50 yr.
 41.    2,444,000    22,020,109      364,493             2,444,000    22,384,602     24,828,602     362,227  1995  1995  5-50 yr.
 42.    1,040,000     8,071,809      152,789             1,040,000     8,224,598      9,264,598     140,458  1986  1995  5-50 yr.
 43.    1,058,975     8,096,736    1,004,932             1,058,975     9,101,668     10,160,643   1,410,927  1984 1989(c)5-50 yr.
 44.    2,100,000     9,600,000      229,250             2,100,000     9,829,250     11,929,250     640,690  1991  1993  5-50 yr.
 45.    1,314,000     9,978,363      347,129             1,314,000    10,325,492     11,639,492     345,777  1986  1994  5-50 yr.
 46.    4,800,000    20,742,850      450,415             4,800,000    21,193,265     25,993,265     491,301  1989  1995  5-50 yr.
 47.    5,760,000    24,320,449    1,060,656             5,760,000    25,381,105     31,141,105   1,737,380  1990  1993  5-50 yr.
 48.    2,016,000     8,518,000      578,666             2,016,000     9,096,666     11,112,666     627,615  1988  1993  5-50 yr.
 49.    2,240,000    11,960,000      506,187             2,240,000    12,466,187     14,706,187     860,721  1988  1993  5-50 yr.
 50.      351,001     4,159,438      962,315               351,001     5,121,753      5,472,754   1,146,128  1986  1986  5-50 yr.
 51.      329,786     6,649,280      917,295               329,786     7,566,575      7,896,361   1,772,755  1983  1986  5-50 yr.
 52.    2,432,000    14,107,966      507,265             2,432,000    14,615,231     17,047,231   1,071,150  1991  1993  5-50 yr.
 53.      720,000     7,959,871    1,730,854               720,000     9,690,725     10,410,725   1,405,920  1984  1991  5-50 yr.
 54.    1,640,000    12,945,374      591,821             1,640,000    13,537,195     15,177,195   1,026,408  1991  1993  5-50 yr.
 55.      864,000     5,252,025    2,024,298               864,000     7,276,323      8,140,323     725,943  1984  1992  5-50 yr.
 56.    2,171,000    18,535,275      184,086             2,171,000    18,719,361     20,890,361     638,832  1994  1994  5-50 yr.
 57.      580,000     8,216,250      689,671               580,000     8,905,921      9,485,921   1,350,636  1986  1989  5-50 yr.
 58.    1,988,000     9,663,149      661,740             1,988,000    10,324,889     12,312,889     834,959  1991  1993  5-50 yr.
 59.      960,000     4,937,213      372,390               960,000     5,309,603      6,269,603     423,119  1986  1993  5-50 yr.
 60.    1,530,000    18,062,088      279,763             1,530,000    18,341,851     19,871,851     587,889  1987  1994  5-50 yr.
 61.    1,140,000     8,397,085      253,295             1,140,000     8,650,380      9,790,380     447,388  1989  1994  5-50 yr.
 62.      360,000     4,235,504      805,106               360,000     5,040,610      5,400,610   1,123,653  1983  1990  5-50 yr.
 63.      194,375     1,135,112      425,339               194,375     1,560,451      1,754,826     540,157  1950  1982  5-50 yr.
 64.    1,536,000    13,614,751    1,190,609             1,536,000    14,805,360     16,341,360   1,621,074  1986  1992  5-50 yr.
 65.    1,111,500     7,671,643      315,416             1,111,500     7,987,059      9,098,559     268,566  1986  1994  5-50 yr.
 66.      411,500     6,891,173      781,548               411,500     7,672,721      8,084,221   1,803,002  1985  1985  5-50 yr.
 67.      500,000     4,571,011      898,442               500,000     5,469,453      5,969,453     603,704  1986  1992  5-50 yr.
 68.      800,000     5,214,004      449,752               800,000     5,663,756      6,463,756     909,950  1986  1991  5-50 yr.
 69.    1,988,000     9,833,825      916,254             1,988,000    10,750,079     12,738,079     924,092  1987  1993  5-50 yr.
 70.      960,000    11,022,351      615,777               960,000    11,638,128     12,598,128   1,196,690  1991  1992  5-50 yr.
 71.    3,024,000    15,027,450    1,121,198             3,024,000    16,148,648     19,172,648   1,351,676  1988  1993  5-50 yr.
 72.    1,888,000    10,950,825      683,551             1,888,000    11,634,376     13,522,376     487,332  1989  1994  5-50 yr.
 73.      448,000     6,490,069      757,486               448,000     7,247,555      7,695,555   1,359,306  1985  1988  5-50 yr.
 74.    3,648,000    13,152,000    1,422,402             3,648,000    14,574,402     18,222,402     981,520  1991  1993  5-50 yr.
 75.      960,000     5,597,500      490,888               960,000     6,088,388      7,048,388     492,111  1985  1933  5-50 yr.
 76.    1,120,000     6,088,097      485,027             1,120,000     6,573,124      7,693,124     545,676  1985  1993  5-50 yr.
 77.    1,224,000     9,971,854      427,590             1,224,000    10,399,444     11,623,444     336,802  1982  1994  5-50 yr.
 78.      377,500     6,195,990    1,281,528               377,500     7,477,518      7,855,018   1,210,170  1984  1989  5-50 yr.
 79.       73,163             -    8,293,835 523,036        73,163     8,293,835      8,366,998   2,250,030  1982  1983  5-50 yr.
 80.      125,000     1,076,646      286,328               125,000     1,362,974      1,487,974     536,818  1975  1982  5-50 yr.
 81.      138,399       626,133      867,336               138,399     1,493,469      1,631,868     425,005   var.  var. 5-50 yr.
 82.  119,143,849   828,478,027   61,434,302 523,036   119,143,849   889,912,329  1,009,056,178    65,985,984
 83.      791,726     3,089,125    2,531,424       -       791,726     5,620,549      6,412,275     1,612,424   var.  var. 5-50 yr.
 84.   14,395,165             -    5,461,284  1,085,669 14,395,165     6,654,653     20,942,118             -
 85.    3,815,405             -            -          -  3,815,405             -      3,815,405        29,526
      -----------   -----------   ----------  --------- ----------   -----------   ------------    ----------   ----  ---- ---- ---
 86. $138,146,145  $831,567,152  $69,427,010 $1,608,705 $138,146,145  $902,079,831 $1,040,225,976   $67,627,934
----------

1.  Adams Farm          19. Conway Station                37. Madison at Chase Oaks  55. Princeton Square     74. Welleby Lake
2.  Audubon Village     20. Cooper Terrace                38. Madison at Chase Oaks  56. Promenade            75. West Wind Landing
3.  Augustine Club      21. Cypress Cove                  39. Madison at Round Grove 57. Quaraterdeck         76. Willow Trail
4.  Auvers Village      22. Deerbrook                     40. Madison at Stone Creek 58. Royal Oaks           77. Windridge
5.  Beach Club          23. Duraleigh Woods               41. Madison on the Parkway 59. Sailboat Bay          78. Windsor Place
6.  Belmont Crossing    24. English Hills                 42. Kimmerly Glen          60. Sam Mill Village      79. Woodcrest
7.  Belmont Landing     25. Falls                         43. Lake Point             61. Shadow Lake           80. Woodknoll
8.  Berkshire Place     26. Greentree                     44. Lakeridge              62. Sommerset Place       81. Miscell.
9.  Bermuda Cove        27. Gwinnett Crossing             45. Landings               63. South Augusta         82. Tot. Residential
10. Bishop Park         28. Harvest Grove                 46. Laurel Gardens         64. Spicewood Springs     83. Commercial
11. Broadway            29. Haywood Pointe                47. Lexington Glen         65. Steeple Chase         84. Development
12. Champions Club      30. Hickory Creek                 48. Lexington Park         66. Summit Place              Progress
13. Champions Park      31. Hollows                       49. Lofton Place           67. Sweetwater Glen       85. Land
14. Chatham Wood        32. Hunt Club                     50. Magnolia Villa         68. Timber Hollow         86. Total
15. Cherry Creek        33. Hunter's Chase                51. Marsh Cove             69. Timberwalk
16. Claire Pointe       34. Huntington                    52. Mission Bay            70. Viridian Lake
17. Clary's Crossing    35. Indigo Lakes                  53. Misty Woods            71. Waterford
18. Colony Place        36. Madison at Cedar Springs      54. Polos                  72. Waterford Village


 Notes:

 (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the years ending December 31, 1995,
      1994 and 1993 are as follows:


                                                                          Real Estate                   Accumulated Depreciation
                                                  ------------------------------------------  -----------------------------------
                                                  1995             1994           1993          1995        1994          1993
                                                  --------------   ------------ -------------  ----------- ----------- ----------
      Balance at beginning of period              $  814,435,663   $564,519,670 $220,185,267  $41,362,624 $23,479,723 $14,476,598
      Additions- acquisitions and improvements       225,806,187    250,201,373  345,127,045   26,265,310  17,904,287   9,065,625
      Deductions- cost of real estate sold                15,874        285,380      792,642            -      21,386      62,500
                                                  --------------    ----------- ------------  ----------- ----------- -----------
      Balance at end of period                    $1,040,225,976   $814,435,663 $564,519,670  $67,627,934 $41,362,624 $23,479,723

      (b)  This property was substantially renovated by the Company following acquisition.

        (c)  Additional apartment units acquired in 1992.

            Part IV
            Item 14 -  Exhibit 11 - Computation of Per Share Earnings

                                                         1995          1994         1993
                                                      -----------   -----------  -----------
            PRIMARY
              Net income............................  $53,537,199   $36,984,527  $26,407,900
              Preferred dividend requirement........   18,129,144     7,933,704    4,025,000
                                                       ----------    ----------   ----------

              Net income available for common.......  $35,408,085   $29,050,823   22,382,900
                                                      -----------   -----------   ----------
              Average common shares outstanding.....   33,367,527    26,430,241   17,268,064

              Primary earnings per share average....        $1.06         $1.10        $1.30
                                                      -----------    ----------   ----------
            FULLY DILUTED:
              Net income............................  $53,537,199   $36,984,527  $26,407,900

              Average convertible preferred shares..    9,744,051     6,132,041   13,113,330
              Average common shares outstanding.....   33,367,527    26,430,241   17,268,064
              Conversion of debentures..............            -             -            -
                                                      -----------    ----------  -----------
              Average fully diluted common shares...
               outstanding                            $43,111,578   $32,562,282  $20,381,394
              Fully diluted earnings per share.....        $1.06*         $1.10*       $1.30
                                                      -----------   -----------  -----------

          *Actual computation is antidilutive.

                       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



            As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File Nos. 33-68172 and 33-56431.





 /s/  Arthur Andersen LLP
      Arthur Andersen LLP





       Atlanta, Georgia
       February 15, 1996

Part IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) FINANCIAL STATEMENTS. The following schedule lists the financial statements filed as part of this report:

        Report of Independent Public Accountant
        Balance Sheets
        Statements of Income
        Statements of Changes in Stockholders' Equity
        Statements of Cash Flows
        Reconciliation of Net Income to Cash Flows
        Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES. The following schedule lists the financial statement schedules required to be filed by Item 8 and
     Item 14(d) of Form 10-K:

                Real Estate and Accumulated Depreciation
                Report of Independent Public Accountants on Schedules

3. Exhibits. The following schedule lists the exhibits required to be filed by Item 601 of Regulation S-K and Item 14(c) of Form 10-K:

     (3.i) Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4(a) to the Company's Shelf Registration Statement on Form S-3 filed December 15, 1996, file number 33-65067.

     (3.ii) By-laws (incorporated herein by reference to Exhibit 3(ii) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

     (4)        Instruments Defining Rights of Security Holders, Including
                ----------------------------------------------------------
                Indentures
                ----------

     (4.1) The Company's $120,000,000 7 1/4% Notes due 2005 (incorporat-ed herein by reference to Item 7, Exhibit 4A to the Company's Form 8-K filed June 23, 1995).

     (4.2)      Indenture (incorporated herein by reference to Item 7,
                Exhibit 4B to the Company's Form 8-K filed June 23, 1995).

     (4.3) First Supplemental Indenture (incorporated herein by reference to Item 7, Exhibit 4C to the Company's Form 8-K filed June 23, 1995).

     (4.4) The Company's $40,000,000 7 1/4% Notes due 2002 (incorporated herein by reference to Exhibit 4A to the Company's current report on Form 8-K filed September 1, 1995).

     (4.5)      The Company's $40,000,000 6.875% Notes due 2003 and
                $40,000,000 6.875% Notes due 2004 incorporated herein by reference to Exhibit 4A to the Company's current report on Form 8-K filed November 8, 1995.

     (10)       Material Contracts.

     (10.1) Credit Agreement between the Company and Lenders for a $160 million credit facility (incorporated herein by reference to item 7, Exhibit 10 to the Company's current report on Form 8-K filed July 14, 1995).

     (10.2) $120,000,000 6.625% Senior Notes/Note Purchase Agreement (incorporated herein by reference to Exhibit 10.ii of Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

     (10.3) 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit (10.2.1) of item 14 of the Company's annual report on Form 10-K for the year ended December 31,
                1993).

     (10.4) Executive Officer Restricted Stock Loan Plan, as amended (incorporated herein by reference to Exhibit (10.2.2) of the (Company's Annual Report on Form 10-K for the year ended December 31, 1993).

     (10.5)     Employee Stock Ownership Plan and Trust Agreement
                (incorporated herein by reference to Exhibit (10.2.3) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

     (10.6) 1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit (10.2.4 of Item 14 of the Company's Annual Report of Form 10-K for the year ended December 31,
                1993).

     (10.7) 1995 Stock Option and Incentive Plan (incorporated herein by reference to Appendix "B" to the Company's 1995 Proxy State-ment on Form DEF-14A filed March 27, 1995).

     (11)       Statement regarding computation of per share earnings.

     (21)       Subsidiaries of the Registrant (wholly owned):

                                                      State of         Names Under Which
Name                       Type of Entity             Formation        Subsidiary Does Business
----                       --------------             ---------        ------------------------
                                                      (S>
Merry Land Apartment                                                   Merry Land Apartment
Conmunities, Inc.          Corporation                Maryland         Communities and the
---------------------------------------------------------------        respective names of the
                                                                       Company's apartment
ML Apartments Limited      Corporation                Maryland         Projects in Florida,
---------------------------------------------------------------        Georgia, Maryland,
                                                                       North Carolina, Ohio
ML Texas Apartments LP     Limited Partnership        Texas            South Carolina,
---------------------------------------------------------------        Tennessee, Texas
                                                                       and Virginia
ML North Carolina
Apartments LP              Limited Partnership        Georgia
---------------------------------------------------------------

ML Tennessee
Apartments LP              Limited Partnership        Georgia
---------------------------------------------------------------

(23)  Consent of Arthur Andersen LLP

(27)  Financial Data Schedules

(b)   Reports on Form 8-K. The registrant filed reports on Form 8-K/A and
      ___________________
      Form 8-K during the last quarter of 1995 and first one and a half months of 1996 as follows with respect to the following matters:

Form  Matter               Date Filed    Location         Financial Statements
____  ______               __________    ________         ____________________
8-K   $40MM 6.875%         11/8/95       n/a              n/a
      Notes due 2003

      $40MM 6.875%
      Notes due 2004

8-K/A Kimmerly Glen*       12/1/95        Charlotte,       Statement of the
                                          North Carolina   Excess of Operating
                                                           Revenue Over
                                                           Specific Operating
                                                           Expenses

8-K    Chase Oaks           2/14/96       Dallas, Texas    n/a
       Melrose                            Dallas, Texas
       Stone Creek                        Austin, Texas
       Crestview                          Austin, Texas

*First reported on the Company's current report on Form 8-K filed
 September 14, 1995.

 Part III
 Signatures

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

 MERRY LAND & INVESTMENT COMPANY, INC.
 (Registrant)


 /s/ W. Tennent Houston
 ______________________________
 W. Tennent Houston - President


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/Peter S. Knox III      2/20/96       /s/W. Tennent Houston     2/20/96
 Peter S. Knox, III - Chairman           W. Tennent Houston - President,
    of the Board and Director            Chief Financial Officer, and
                                         Director


 /s/W. Hale Barrett       2/20/96         /s/Pierce Merry, Jr.      2/20/96
 W. Hale Barrett - Secretary              Pierce Merry, Jr. - Director


 /s/Hugh C. Long II       2/20/96         /s/Ronald J. Benton       2/20/96
 Hugh C. Long II - Director               Ronald J. Benton - Controller