Form 10-K405/A
period 1995-12-31
MERRY LAND & INVESTMENT CO INC
filed 1996-03-29
CIK 350071

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



                                                /s/ Arthur Andersen LLP
                                                    Arthur Andersen LLP



         Atlanta, Georgia
         January 15, 1996

       Part II
       Item 8 - Financial Statements and Supplementary Data

                        Merry Land & Investment Company, Inc.
                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                                                 December 31,
                                                                      1995         1994
                                                                  ----------   ----------
         PROPERTIES AT COST
         Apartments                                               $1,009,056   $  796,436
         Apartments under development                                 20,942        8,129
         Commercial rental property                                    6,412        6,040
         Land held for investment or future development                3,815        3,831
         Operating equipment                                           1,397          870
                                                                 -----------    ---------
                                                                   1,041,622      815,306
         Less accumulated depreciation and depletion                 (68,346)     (41,874)
                                                                 -----------    ---------
                                                                     973,276      773,432
       CASH AND SECURITIES

         Cash and cash equivalents                                    43,834          718

         Marketable securities                                        48,468       27,716
                                                                  ----------    ---------
                                                                      92,302       28,434
       OTHER ASSETS
         Notes receivable                                                816          941
         Deferred loan costs                                           4,022        2,066
         Other                                                         2,424        1,782
                                                                       7,262        4,789
                                                                  ----------    ---------
       TOTAL ASSETS                                               $1,072,840    $ 806,655
                                                                  ----------    ---------

       NOTES PAYABLE
         Mortgage loans                                           $        -    $  17,835
         Senior notes                                                360,000      120,000
         Note payable-credit line                                          -       57,600
         Repurchase agreement                                              -       17,375
                                                                  ----------    ---------
                                                                     360,000      212,810
       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
         Accrued interest                                              4,295        2,224
         Resident security deposits                                    2,578        3,012
         Accrued property taxes                                        4,294        1,205
         Other                                                         5,814        2,553
                                                                  ----------    ---------
                                                                      16,981        8,994
       STOCKHOLDERS' EQUITY
         Preferred stock, at $25 liquidation preference, 20,000
          shares authorized;
              667 shares $1.750 Series A Cumulative Convertible       16,688       62,908
            4,000 shares $2.205 Series B Cumulative Convertible      100,000      100,000
            4,600 shares, $2.15 Series C Cumulative Convertible      114,995            -
         Common stock without par value at $1 stated value,
            100,000 shares authorized; 33,876 and 30,744 shares       33,876        30,744
            Capital surplus                                          425,611       375,170
            Cumulative undistributed net earnings                     11,787        23,112
            Notes receivable from stockholders and ESOP              (15,796)      (10,283)
            Unrealized gain on securities                              8,698         3,200
                                                                  ----------    ----------
                                                                     695,859       584,851

                                                                  ----------    ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,072,840    $  806,655
                                                                  ----------    ----------

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