Form 10-Q
period 1996-03-31
MERRY LAND & INVESTMENT CO INC
filed 1996-05-03
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                                FORM 10Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                        For the quarter ended


                             March 31, 1996


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

Number of shares outstanding as of March 31, 1996:
Common Stock                     34,160,979
Series A Preferred Stock            658,859
Series C Preferred Stock          4,599,800

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter time as required), and
(2) has been subject to such filing requirements for the past ninety days:
Yes    X   . No____.
    -----

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
         Balance sheets - March 31, 1996 and December 31, 1995
         Statements of income - Three months ended March 31, 1996 and 1995 Statements of cash flows - Three months ended March 31, 1996 and 1995 Notes to condensed financial statements
Item 2.  Management s Discussion and Analysis of Financial Condition and
            Results of Operations


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                        Merry Land & Investment Company, Inc.
                            CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    March 31, December 31,
                                                         1996         1995
                                                      ---------   ----------

PROPERTIES AT COST
Apartments                            $1,022,538,523         $1,009,056,178
Apartments under development              31,058,614             20,942,118
Commercial rental property                 6,651,414              6,412,275
Land held for investment
              or future development        3,815,405              3,815,405
Operating equipment                        1,564,143              1,397,410
                                          -----------            -----------
                                       1,065,628,099          1,041,623,386
Less accumulated depreciation
                   and depletion         (76,214,390)           (68,347,362)
                                          -----------            ----------
                                         989,413,709            973,276,024
CASH AND SECURITIES
Cash and cash equivalents                 31,235,368             43,833,846
Marketable securities                     48,605,506             48,467,978
                                          -----------            ----------
                                          79,840,874             92,301,824
OTHER ASSETS
Notes receivable                             808,868                815,689
Deferred loan costs                        3,923,754              4,022,226
Other                                      3,926,117              2,423,981
                                          -----------             ---------
                                           8,658,739              7,261,896
                                      ---------------        --------------
TOTAL ASSETS                          $1,077,913,322         $1,072,839,744
                                      ---------------        --------------
DEBT
6.625%Senior unsecured notes,due1999-01 $120,000,000           $120,000,000
7.25% Senior unsecured notes,due 2002     40,000,000             40,000,000
6.875%Senior unsecured notes,due 2003     40,000,000             40,000,000
6.875%Senior unsecured notes,due 2004     40,000,000             40,000,000
7.25% Senior unsecured notes, due 2005   120,000,000            120,000,000
                                         -----------            -----------
                                         360,000,000            360,000,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accrued interest                          10,519,500              4,294,768
Resident security deposits                 2,312,708              2,577,913
Accrued property taxes                     5,768,934              4,294,312
Other                                      3,421,674              5,814,021
                                          ----------             ----------
                                          22,022,816             16,981,014
STOCKHOLDERS' EQUITY
Preferred stock, at $25 liquidation preference, 20,000,000 shares authorized:
   658,859 shares $1.75 Series A
        Cumulative Convertible            16,471,475             16,688,000
4,000,000 shares $2.205 Series B
        Cumulative Convertible           100,000,000            100,000,000
4,599,800 shares, $2.15 Series C
        Cumulative Convertible           114,995,000            114,995,000
Common stock, at $1 stated value,
 100,000,000 shares authorized
 34,160,979 and 33,876,102 shares issued  34,160,979             33,876,102
Capital surplus                          431,469,764            425,610,937
Cumulative undistributed net earnings      8,785,112             11,786,179
Notes receivable from
stockholders and ESOP                    (18,014,672)           (15,795,762)
Unrealized gain on securities              8,022,848              8,698,274
                                          ----------            -----------
                                         695,890,506            695,858,730
                                         ------------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY    $1,077,913,322       $1,072,839,744
                                        --------------        -------------

The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                   Merry Land & Investment Company, Inc.
                     CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                               Three months ended March 31,
                                               ---------------------------
                                                    1996           1995
                                               -------------    -----------

Rental income                                  $41,563,498    $32,882,263
Mineral royalties                                   89,590        108,033
Mortgage interest                                   23,639         19,766
Other interest                                     727,089        544,173
Dividends                                          899,417         67,396
Other income                                     1,223,053        139,772
                                               ------------      ----------
                                                 44,526,286    33,761,403

Rental expense                                   11,238,841     9,136,506
Interest                                          5,791,709     2,977,082
Depreciation -  real estate                       7,802,042     5,892,102
Depreciation -  other                                64,988        41,291
Amortization - financing costs                      142,383        86,995
Taxes and insurance                               4,801,505     3,246,475
General and administrative expense                  594,428       509,857
                                                 ---------      ----------
                                                 30,435,896    21,890,308

Income before net realized gains                 14,090,390    11,871,095
Net realized gains                                  458,150        48,436
                                                  ---------    ----------

NET INCOME                                       14,548,540     11,919,531
Dividends to preferred shareholders               4,965,644      3,074,166
                                                  ---------     ----------

NET INCOME AVAILABLE FOR COMMON SHARES        $   9,582,896   $  8,845,365

Weighted average common shares
                 - outstanding                   33,898,782     32,720,101
                 - fully diluted                 44,759,027     39,626,940
                                                 ----------     ----------

NET INCOME PER COMMON SHARE                            $.28           $.27
                                                       ----           ----
CASH DIVIDENDS DECLARED
PER COMMON SHARE                                       $.37           $.35
                                                        ----          ----









The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements


               Merry Land & Investment Company, Inc.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                           Three Months ended March 31,
                                            ---------------------------
                                              1996           1995
                                             -----------   ---------

OPERATING ACTIVITIES:
Rents and royalties received                $41,653,088    $32,984,124
Interest received                               712,188        372,200
Dividends received                            1,641,417         67,396
Rental expense                              (12,463,647)    (9,224,571)
General and administrative expense           (1,057,549)      (779,772)
Interest expense                                (40,083)    (5,088,352)
Property taxes and insurance expense         (4,074,205)    (1,627,849)
Other                                          (322,724)       (92,301)
                                               ---------       ---------
Net cash provided by operating activitie     26,048,485      16,610,875

INVESTING ACTIVITIES:
Principal received on notes receivable            6,821          71,989
Sale of securities                           15,647,257       9,939,500
Purchase of securities                      (15,605,944)    (11,343,750)
Purchase of real property                   (10,151,154)           ----
Development of real property                 (9,643,391)     (1,323,860)
Recurring capital expenditures               (1,178,271)       (727,287)
Improvements to existing properties          (2,558,792)     (2,445,838)
Other                                        (1,322,152)     (1,180,826)
                                             -----------      ----------
  Net cash (used) by operating activitie    (24,805,626)     (7,010,072)
FINANCING ACTIVITIES:
Net borrowings (repayments) - bank debt              ---    (57,600,000)
Net borrowings (repayments - mortgage loans          ---        (16,174)
Repurchase agreements                                ---    (17,375,000)
Cash dividends paid - common                 (12,583,964)   (11,420,300)
Cash dividends paid - preferred, Series A       (288,251)      (486,944)
Cash dividends paid - preferred, Series B     (2,205,000)    (2,205,000)
Cash dividends paid - preferred, Series C     (2,472,393)           ---
Common stock retired                            (729,000)           ---
Sale of common stock - reinvested dividends    2,056,337      1,961,720
Sale of common stock - stock purchase plan     1,091,606        582,416
Sale of common stock - employees               1,314,416        167,294
Sale of preferred stock - public offering        (25,088)    95,749,267
                                                 --------    ----------
Net cash provided (used)
             by financing activities         (13,841,337)     9,357,279

NET INCREASE (DECREASE) IN CASH              (12,598,478)        18,958,082

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                   43,833,846            717,957
                                              ----------          ---------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                        $31,235,368        $19,676,039
                                             -----------         ----------

The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                    Merry Land & Investment Company, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       Reconciliation of Net Income to Cash Flows from Operating Activities
                                 (Unaudited)

                                          Three Months ended March 31,
                                            ---------------------------
                                              1996                1995
                                             ----------      ----------

Net income                                       $14,548,540      $11,919,531
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                      8,009,413        6,020,388
(Increase) decrease in interest
    and accounts receivable                          713,829         (246,808)
(Increase) decrease in other assets               (1,365,558)        (785,940)
Increase (decrease) in accounts payable
      and accrued interest                         4,600,411         (247,858)
Gain on the sale of marketable securities           (458,150)         (48,438)
                                                   -----------      ----------
Net cash provided by operating activities        $26,048,485      $16,610,875
                                                   -----------      ----------

The accompanying notes are an integral part of these statements.

                    Merry Land & Investment Company, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1996
                                (Unaudited)

1. Nature of Business

     Merry Land & Investment Company, Inc. is a real estate investment trust
(REIT), which owns and operates upscale apartment communities in eight Southern states including Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas and Virginia and also in Ohio. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.
     The consolidated financial statements for the three month periods ended March 31, 1996 and March 31, 1995 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

2. Marketable Securities

     The cost and market value of securities by major classification at March 31, 1996 were as follows:
                                                  Unrealized
                            Cost       Market        Gain
                          ----------  ----------  ----------

    Common stock         $38,676,908    $46,155,256  $7,478,348
    Corporate debentures   1,905,750      2,450,250     544,500
                         -----------     ----------   ---------
                         $40,582,658    $48,605,506  $8,022,848
                         -----------     ----------  ----------
3. Borrowings

     Borrowings at March 31, 1996 were as follows:

 6.625% senior unsecured notes (a)          $120,000,000
 7.725% senior unsecured notes (b)            40,000,000
 6.875% senior unsecured notes (c)            40,000,000
 6.875% senior unsecured notes (d)            40,000,000
 7.25% senior unsecured notes (e)            120,000,000
 Advances under unsecured line of credit (f)           0
                                             -----------
                                            $360,000,000
                                             -----------
(a)  $120 million, 6.625% notes, interest payable semi-annually, principal installments of $40 million
          each due 1999, 2000, and 2001.
(b)  $40 million, 7.25% notes, interest payable semi-annually, maturity 2002.
(c)  $40 million, 6.875% notes, interest payable semi-annually, maturity 2003.
(d)  $40 million, 6.875% notes, interest payable semi-annually, maturity 2004.
(e)  $120 million, 7.25% notes, interest payable semi-annually, maturity 2005.
(f)  $160 million line of credit, first $100 million bearing interest equal to LIBOR plus 0.65% and next $60 million bearing interest at LIBOR plus 1.65%, maturity June 1996.

     The Company estimates that the fair value of borrowings approximates their carrying value at March 31, 1996. Maturities of borrowings at March 31 were as follows:

               1996        $         ---
               1997                  ---
               1998                  ---
               1999           40,000,000
               2000           40,000,000
               2001           40,000,000
               2002           40,000,000
               2003           40,000,000
               2004           40,000,000
               2005          120,000,000
                             -----------
                             360,000,000
                             -----------

     On November 30, 1995 the Company defeased all its remaining mortgage debt by transferring government securities totaling $17.9 million to a trust account with First Union National Bank. The $17.4 million of mortgage debt defeased is secured by the Claire Point and Lakeridge communities. The encumbrance covering the Claire Point community was removed effective February
1, 1996 upon repayment of the mortgage debt by the trust. The encumbrance covering the Lakeridge community will be removed upon repayment of the mortgage debt by the trust in July 1996.

4. Income Taxes  and Dividend Policy

     As discussed in Note 1, the Company has elected to be taxed as a REIT.
The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1996 to qualify as a REIT and to avoid paying income taxes. On March 29, 1996, the Company paid dividends per share as follows:

               Series A Preferred     $.43750
               Series B Preferred     $.55125
               Series C Preferred     $.53750
               Common                 $.37000


Form 10-Q - Merry Land & Investment Company, Inc.
Part II - Other Information
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations

(Dollars in thousands except apartment and per share data)

Overview
          Merry Land & Investment Company, Inc. is one of the largest publicly owned real estate investment trusts in the United States and is one of the nation s largest owners and operators of upscale garden apartments. At March 29, 1996 the Company had a total equity market capitalization of $979.2 million and owned a high quality portfolio of
82 apartment communities containing 22,457 units, having an aggregate cost of $1,022.5 million.
          Substantially all of the Company s apartment communities command rental rates in the upper range of their markets. The communities are geographically diversified, located in twenty-seven metropolitan areas primarily in the Southern United States, each with a population in excess of
250,000, extending from the Washington D.C. area to Texas and to Florida.
The Company expects eventually to own and operate a significant number of communities in most of the major markets in the Southern United States. The following table further describes the Company s apartment holdings by major market as of March 31,1996:
                                           Average       March Average
                                    % of   Occupancy(1)    Rental Rate (2)
                                    Total  ------------     ------------
      Market    Units     Cost      Cost    1995  1996     1995  1996
    ---------   ------    ----     -------  ----  ----     ----- ----

    Atlanta      3,346   $138,609      14%     98%  96%    $596  $631
    Dallas       1,830    117,701      12      --   88      ---   829
    Jacksonville 2,550    104,944      10      97   97      575   616
    Orlando      1,902     90,732       9      91   95      629   652
    Tampa        1,301     64,151       6      96   95      627   661
    Charlotte    1,623     58,558       6      95   93      551   557
    Ft. Myer     1,268     58,491       6      99   95      650   658
    Raleigh      1,256     47,005       5      97   95      573   596
    Austin         551     33,854       3      --   89      ---   815
    Charleston     880     33,170       3      95   88      510   539
    Savannah       865     32,743       3      98   97      572   609
    All others   5,085    242,581      23      94   91      615   656
                 -----    -------     ---     ---   ---     ---   ---
                22,457 $1,022,539    100%     95%  93%    $596  $650

        (1)Represents the average of physical occupancy at each month end for the period held.
        (2)Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March month end.

Portfolio Growth

                      Merry Land seeks to expand its apartment holdings in order to establis a presence recognized by renters throughout the Southern United States. The Company adds to its holdings by buying existing operating communities, by buying communities (primarily from merchant builders) on which construction and lease-up may not be complete, and by developing communities from the ground up. From 1984 until April 1996, all portfolio growth occurred through acquisitions. In April 1996, the first units of the Company s new development program were delivered.




        Acquisitions. The following table describes the growth of the Company s apartment holdings through acquisitions in recent years:
                    Units      Ending           Cost of     Ending
                   Acquired   Units Increase Acquisitions  Cost (1) Increase
                   -------   ------- -------   --------   -------   -------

  1992                 2,845    6,529  76%    $  86,081     $  209,694  73%
  1993                 7,452   13,981 114       335,213        554,589 164
  1994                 4,872   18,852  35       226,174        796,436  44
  1995                 3,444   22,296  13       196,275      1,009,056  27
  1996,through March 31  161   22,457   1        10,100      1,022,539   1

      (1)Represents the total acquisition cost of apartment communities plus the capitalized cost of improvements made subsequent
             to acquisition.
           Development. In December 1994, Merry Land commenced a program of apartment development. At March 31, 1996, the Company had three communities with 1,174 units under construction, seven communities with 1,983 units under development and 200 more units planned, for a total development program of 3,357 units. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities. The Company has engaged experienced apartment developers to provide development and construction management services to the Company on a project by project basis. The developers fees are computed as a share of the value of the completed projects, based on agreed upon formulas, less actual costs.
           Merry Land s employees supervise development activities with the assistance of architects and engineers as required. The Company owns all land and improvements, directly contracts for construction and bears essentially all risks of project development. While the Company has added several individuals to its acquisition and development department as a result of this program, it does not intend to establish a large, specialized development organization. The Company believes that this system of constructing new communities will allow it the flexibility to develop communities in a number of markets and to expand, reduce or terminate such activities as conditions warrant. Merry Land will manage these new communities during and after construction.
            The following table summarizes the Company s current development communities (dollars in thousands, except cost per unit):
                                      Budgeted          Rentals
                           Budgeted   Cost      Cost    Expected Estimated
Location  Community   Units   Cost    Per Unit to Date  to Begin Completion
- -------   --------    -----  ------    -------   ----    -------  --------

   Under Construction
   ------------------
Nashville  Cherry Creek     280 $ 17,946  $64,093   $  8,453 2Q 1996  4Q 1996
Atlanta    River Sound      586   37,800   64,505      6,776 3Q 1996  4Q 1997
Savannah   Long Point       308   20,000   64,935      1,882 4Q 1996  2Q 1997
                            ---   ------   ------      -----
                          1,174  $75,746  $64,520    $17,111
Under Development
- -----------------
Atlanta    Sweetwater Creek 425  $ 29,712 $69,911    $2,996     1997     1998
Greensboro Adams Farm II*   200    11,049  54,245       994     1996     1997
Greensboro Wendover         300    17,902  59,673     1,788     1996     1997
Richmond   Spring Oak       242    17,602  72,736     1,866     1996     1998
Richmond   Wyndham          264    21,000  79,545     2,089     1996     1997
Nashville  Cherry Creek II  200    12,000  60,000     2,512     1997     1998
Savannah   Long Point II    352    20,400  57,955       553     1997     1998
                           ----    ------  ------     ------
                          1,983  $129,665 $65,388   $12,798
Future Development
- ------------------
Greensboro Wendover II      200   $12,000 $60,000    $1,150

   *Adjoins the Company s Adams Farm community.

Recent Events

           1996 Acquisitions. In the first three months of 1996, the Company acquired Crestview at Austin Hills located in Austin, Texas, containing 161 units at a cost of $10.1 million. The community was 98% occupied at closing. Also in the first quarter, the Company signed a contract to acquire the Texas limited partnership which owns Sedona Springs. In Austin, Sedona Springs contains 396 units and was completed in November 1995. The Company closed its purchase on April 5, 1996. The community was 82% occupied at closing.

            Development Activity. In January, the Company bought one tract of land in Atlanta for $3.5 million on which a 425 unit community to be named Madison at Sweetwater Creek is expected to be built. The Company also bought a tract in Richmond for $1.9 million on which a 242 unit community to be named Madison at Spring Oak is expected to be built.

Results of Operations for the Three Months Ended March 31, 1996 and 1995.

           Rental Markets. Rental markets were weaker in the first quarter of 1996 than in the same quarter of 1995, and the Company expects its apartment portfolio to experience occupancy in 1996 approximately 1.5% to 2.0% below the 95% average occupancy experienced throughout 1995. Delivery of newly constructed apartments has picked up in many of its markets and occupancy levels have moderated in some cities. The Company believes that if general economic activity and concomitant job growth and household formation remain strong, serious weakness should not develop in 1996 as a result of overbuilding.

        Rental Operations - Total Portfolio. The operating performance of the Company s apartment portfolio is summarized in the following table (dollars in thousands except average monthly rent):
                                                       Three Months
                                                       ------------
                                         % Change      1996       1995
                                          -------      ----       ----

                 Rents                       26%    $41,416      $32,760
                 Operating expenses          23      11,187        9,088
                 Taxes and insurance         44       4,515        3,145
                 Depreciation                33       7,771        5,854
                                          ------    -------      --------
                 Operating income            22%    $17,943      $14,673

                 Average occupancy (1)     (2.2)% (4) 93.2%        95.4%
                 Average monthly rent (2)   9.1%      $650         $596
                 Expense ratio (3)          0.6% (4)  37.9%        37.3%

          __________
          (1)Represents the average physical occupancy at each month end for the period held.
          (2)Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
          (3)Represents total of operating expenses, taxes and insurance divided by rental revenues.
          (4)Represents increase or decrease between periods.

     With Merry Land s acquisition of new communities, the weighted average number of apartments owned rose to 22,457 in the first three months of 1996 from 18,852 in the first three months of 1995, and rental revenues and expenses rose accordingly. Company wide occupancy at March 31, 1996 totaled 93.2%, down from 95.2% at the same date in 1995. This decline was due in part to 89.1% occupancy in Dallas and Austin where the Company acquired several communities still in initial lease up. Excluding the Texas communities, occupancy at March 31, 1996 was 93.7%.
     The 9.1% increase in portfolio average rental rates in the first three months of 1996 from the first three months of 1995 resulted from both higher rents at the Company s continuing properties and also the higher rents charged at the communities the Company acquired in 1995 and 1996, whose monthly rents averaged $758, at March 31, 1996, versus the total portfolio average of $650.

     Rental Operations - Comparable Communities. The performance of the 18,411 units which the Company held for the first three months of both 1996 and 1995 ("same property" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above)
                                                              Three months
                                        Percent  Change from --------------
                                        Increase 1995 to 1996  1996     1995
                                        --------  -----------  ----     ----

           Rental income                  3.2%      $1,025    $33,098  $32,073

           Personnel                      8.2          262      3,463    3,201
           Utilities                      2.6           51      2,042    1,991
           Operating                      8.9          137      1,677    1,540
           Maintenance & grounds         (1.5)         (33)     2,112    2,145
           Taxes and insurance            6.1          188      3,273    3,085
                                          ----         ----     -----    -----
                                          5.1          605     12,567   11,962
           Depreciation                   3.1          181      5,936    5,755
                                          ----         ----     -----    -----
           Operating income               1.7%      $  239    $14,595  $14,356

         Average occupancy for period(1) (1.4)%(4)               93.9%     95.3%
                  Average monthly rent(2) 5.0%                   $628      $598
                  Expense ratio (3)       0.7%  (4)              38.0%     37.3%
        __________
        Same property results do not include Gwinnett Crossing, a 314 unit community, or Cherry Creek, a 127 unit community. Both communities were owned for the first three months of 1996 and 1995. The 260 unit Gwinnett Club community, acquired in 1995, is adjacent to Gwinnett Crossing. These communities were combined and are now operated as a single community. The Cherry Creek community was acquired in December 1994 and is currently being renovated. It has been combined with a development community which will contain 280 additional units.

     Rental income rose by $1.0 million or 3.2% for those properties held for all of both periods, as a result of 1.4% lower occupancy during the year and 5.0% higher average rental rates. At March 31, 1996 same property occupancy was 93.7%, down from 95.2% at March 31, 1995, as newly completed apartment construction reduced occupancy in some of the Company s markets.
     Operating expenses increased $0.6 million or 5.1% in 1996 from the same period in 1995. An unusually severe winter caused higher than expected operating expenses and also led to a number of out of service units due to frozen pipes. Personnel costs accounted for $0.3 million of the increase, resulting from higher life and health insurance premiums (because the Company extended coverage to its employees dependents) and higher levels of staffing as formerly vacant positions were filled at communities acquired in late 1994. Off site property management expense, which is allocated to the communities, rose $0.1 million as the Company established additional corporate positions in training, marketing and maintenance. Accruals for property tax and insurance rose $0.2 million.

     Rental Operations - Development Properties. During the first quarter of 1996 the Company had eleven communities under development with three under construction at March 31, 1996. Construction is scheduled to begin on four more communities in 1996. $10.1 million was expended in the first three months of 1996 for apartments under development, bringing the cumulative investment to $31.1 million, including capitalized interest of $1.5 million. For the remainder of 1996, the Company expects to spend about $70.0 million on development. No units were placed in service in the first three months of 1996. The Company expects to put approximately 500 units in service in 1996. Later this year as units are delivered and put in service some dilution of earnings may occur to the extent leasing lags behind the delivery of units.

     Interest and Dividend Income. Interest and dividend income rose to $1.7 million in the first three months of 1996 from $0.6 million in the first three months of 1995 due to the temporary investment of proceeds from the $80.0 million 6.875% senior unsecured notes offerings in November 1995. Average investments rose to $79.8 million in the first three months of 1996 from $35.3 in the first three months of 1995, while the average annual return on investments in 1996 averaged 7.3% as compared to 7.05% in 1995.

     Other Income. Other income totaled $1.2 million in the first three months of 1996 as compared to $0.1 million in the first three months of 1995. Other income in 1996 included profits of $1.1 million from cash management activities and $0.1 million of miscellaneous income, while the income in 1995 came from the sale of timber. Cash management activities include the profits on sales of liquid securities held for less than one year.

     Interest Expense. Interest expense totaled $5.8 million in the first three months of 1996, up from $3.0 million in the first three months of 1995. Average debt outstanding rose to $360.0 million in the first three months of 1996 from $200.8 million in the first three months of 1995, primarily as a result of the issuance of the 6.875% and 7.25% senior unsecured notes in 1995. The weighted average interest rate charged on all the Company s debt increased to 7.0% in the first three months of 1996 from 6.7% for the first three months in 1995, primarily as a result of the replacement of short-term financing with the 6.875% and 7.25% senior unsecured notes. During the first three months of 1996, $0.5 million of interest related to the Company s development projects was capitalized.

     General and Administrative Expenses. General and administrative expenses in the first three months of 1996 were $0.6 million, representing 1.4% of rental revenues and 2.7% of funds from operations. For all of 1995, expenses averaged 1.7% of rental revenues and 3.0% of funds from operations. The significant improvement this year reflects continuing efforts to control overhead costs and more importantly the significant increase in the Company s revenues and funds from operations.

     Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $0.5 million in the first three months of 1996 and $0.01 million in the first three months of 1995. Gains in both years came primarily from the sale of securities held for more than one year. In the first three months of 1996, 35,000 shares of First Financial Holdings, Inc. were sold on the open market. At March 31, 1996, the Company owned 165,000 shares of First Financial. 87,000 additional shares were sold after the end of the quarter, and the gain will be reported in the second quarter.

     Net Income. Net income totaled $14.5 million in the first three months of 1996 and $11.9 million for the first three months of 1995. Net income available for common shareholders totaled $9.6 million in the first three months of 1996 and $8.8 million for the first three months of 1995. The increases in net income and net income available for common shareholders for 1996 when compared to 1995 arose principally from substantially increased operating income from apartments due to the growth of the Company s apartment holdings, as well as increases in other income and net realized gains. Net income per common share in the first three months of 1996 increased to $.28 from $.27 in the first three months of 1995.
     Dividends to preferred shareholders. Dividends to preferred shareholders totaled $5.0 million in the first three months of 1996 and $3.1 million in the first three months of 1995. The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the period. Preferred dividends are summarized in the following table (dollars in thousands):





                                                       Three months
                                                       ------------
                                                     1996       1995
                                                     -----      ----

      Series A Preferred share dividends            $   289   $   487
      Series B Preferred share dividends              2,205     2,205
      Series C Preferred share dividends              2,472       382
                                                      -----     -----
             Total preferred dividends               $4,966     $3,074

     Holders of the Company s Series A Preferred Stock have converted 3.9 million of the 4.6 million Series A shares originally issued in June 1993 into 5.3 million shares of the Company s common stock as the common dividend was raised above the equivalent preferred dividend. In March and April 1995 the Company issued 4.6 million shares of the Series C Convertible Preferred Stock.

     Funds From Operations. Funds from operations rose 23% to $21.9 million in the first three months of 1996 as compared to $17.8 million in the first three months of 1995. Funds from operations available to common shares rose 15% to $16.9 million in the first three months of 1996 compared to $14.7 million in the first three months of 1995. These increases were principally due to increased rental operating income resulting from the growth of the Company s apartment holdings and increased other income from cash management activities. On a fully diluted per share basis, funds from operations increased 9% to $.49 in 1996 from $0.45.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):
                                                    Three months
                                                ------------------
                                                     1996     1995
                                                ---------  --------

      Net income                                  $14,548   $11,919
      Less preferred dividends paid                 4,966     3,074
                                                   -------    -------
      Net income available for common shares        9,582     8,845

      Add depreciation of real estate owned         7,802     5,892
      Less net realized gains                         458        48
                                                     -------  -------
      Funds from operations
      Available to common shares                    16,926   14,689
      Add preferred dividends                        4,966    3,074
                                                    ------- -------
      Funds from operations-fully diluted          $21,892  $17,763
                                                    ------- --------
      Weighted average common shares outstanding -
                   Primary                          33,899   32,720
                   Fully diluted                    44,759   39,627

      Funds from operations per share-
                   Primary                            $.50     $.45
                   Fully diluted                      $.49     $.45

     The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company s operating performance, or as a measure of the Company s liquidity. Based on recently published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company s funds from operations by $0.2 million and $0.1 million in the first three months of 1996 and 1995, respectively.

Liquidity and Capital Resources

     Financial Structure. At March 31, 1996, total debt equaled 34% of total capitalization at cost, and 27% of total capitalization with equity valued at market. At that date, the Company s financial structure was as follows (dollars in thousands):
                                                          Equity at
                                                % of      Market     % of
                                        Cost    Total     Value      Total
                                        -----   -----    -------    -----

Advances under line of credit         $    ---          $    ---                  $
Mortgage loans                             ---               ---
6.625%senior unsecured notes,1999       40,000            40,000
6.625%senior unsecured notes,2000       40,000            40,000
6.625%senior unsecured notes,2001       40,000            40,000
7.25%senior unsecured notes,2002        40,000            40,000
6.875%senior unsecured notes,2003       40,000            40,000
6.875%senior unsecured notes,2004       40,000            40,000
7.25%senior unsecured notes,2005       120,000           120,000
                                        -------          -------
Total debt                             360,000    34%    360,000    27%

Common and preferred equity (1)       695,891     66%    979,212    73%
                                     --------     ---   ---------   ---
Total capitalization               $1,055,891    100% $1,339,212   100%
                                   ----------     ---   ---------    ---

(1) Assumes conversion of all outstanding preferred stock into common stock.

         At March 31, 1996, the Company had no borrowings outstanding under its $160.0 million line of credit. The line matures on June 29, 1996, and subject to the bank s approval, may be renewed annually.
         It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At March 31, 1996, the Company had no mortgage loans outstanding.
          The Company s preferred stock and its senior notes are rated investment grade by Standard & Poor s Corporation and Moody s Investors Services, Inc.

           Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities, by liquidating short term investments and by borrowing under its line of credit. The
Company s primary short-term liquidity needs are operating expenses, apartment acquisitions and development and capital improvements. As discussed earlier, the Company has agreed to purchase an additional apartment community in Austin, Texas with closing expected to occur in the second quarter. Expenditures for the Company s development projects totaled $31.1 million at March 31, 1996. Over the next three years, the Company expects to spend $190.0 million to complete its communities under development. During this period no principal amounts of the Company s debt become due.
        Capital resources available to the Company at March 31, 1996 included cash and marketable securities of $79.8 million and the Company s $160.0 million line of credit. Currently, there is no amount outstanding under the line of credit, but the Company is limited in the amount of debt it may incur under the terms of its existing loan agreements. At March 31, 1996, the Company s loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow an additional $109.3 million on an unsecured basis.
         The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.

          Cash Flows. The following table summarizes cash flows for the first three months of 1996 and 1995 (dollars in thousands):
                                                   Sources and Uses of Cash:
                                                   ------------------------
                                                        Three Months
                                                         -----------
                                                         1996       1995
                                                        ------      -----

      Operating activities                              $26,049    $ 16,611
      Sales of Merry Land common and preferred stock      3,708      98,460
      Other                                                 ---          72                                     ------
      Total sources of cash                              29,757     115,143

      Acquisitions of and improvements to properties     (13,888)    (3,173)
      Development of properties                           (9,643)    (1,324)
      Dividends paid                                     (17,550)   (14,112)
      Net repayment of borrowings                            ---    (74,991)
      Net purchase of marketable securities                  ---     (1,404)
      Other                                               (1,274)    (1,181)
                                                          --------    -------
      Total uses                                         (42,355)   (96,185)
                                                         --------    -------
      Increase (decrease) in cash, securities and
                 temporary investments                  ($12,598)  $ 18,958

   Operating cash flow has grown significantly with the expansion of the Company s apartment holdings. Dividends paid in 1996 and 1995 increased from levels in prior years due to an increase in the average amount of stock outstanding, and in the case of the Company s common stock, an increase in the quarterly dividend per share to $0.37 in the first quarter of 1996 from $0.35 per share. Cash, securities and temporary investments increased significantly in 1996 because all of the proceeds from the two series of 6.875% senior unsecured notes in November 1995 had not been invested in additional apartments.

    Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the project.
       The following table summarizes the capital expenditures for the first three months of 1996 and 1995 (dollars in thousands, except per unit data):

                                                     Three Months
                                                    --------------
                                                    1996      1995
                                                    -----     -----

      Apartment communities:
      Acquisitions                                    $10,151  $   ---
      Development projects:
      Development costs                                 9,643    1,068
      Capitalized interest                                473      255
      Replacements for  stabilized communities (1)      1,178      727
      Improvements (2)                                  2,153    2,276
      Commercial properties                               239      126
      Corporate level expenditures                        167       45
                                                       -------    -----
                                              $        24,004  $ 4,497
                                                       -------    -----
Per Unit:
      Replacements for stabilized communities(1)          $64       $52
      Improvements (2)                                    $96      $121

                          __________
        (1)Stabilized communities are those properties which have been owned for at least one full calendar year. In the first three months of 1996, 18,411 units were stabilized as compared to 13,979 units in the first three months of 1995.
        (2)Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

       Inflation. Substantially all of the Company s leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

Merry Land & Investment Company, Inc.
PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

 None


ITEM 2.  Changes in Securities

 None

ITEM 3.  Defaults Upon Senior Securities

 None

ITEM 4.  Submission of Matters to a Vote of Security Holders

 None

ITEM 5.  Other Information

 None

ITEM 6.             Exhibits and Reports on Form 8-K

 a.                 Exhibits:
                     --------

                    None

 b.                 Reports on Form 8-K and K-/A:

   Form   Date Filed      Items Reported        Financial Statements Filed
   ----    ---------       --------------       --------------------------

   8K      February 14, 1996  Acquisition of Jefferson   No financial statements
                              at Chase Oaks              required.

                              Acquisition of Jeffferson   No financial statements
                              on Melrose                  required.

                              Acquisition of Jefferson    No financial statements
                              Stone Creek                 required.

                              Acquisition of Crestview    No financial statements
                              Apartments                  required.

Form 10-Q - Merry Land & Investment Company, Inc.
 SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MERRY LAND & INVESTMENT COMPANY, INC.



                                 /s/ W. Tennent Houston
                                 ----------------------
                                 W. Tennent Houston
                                 President
                                 Principal Financial Officer

May 3, 1996