Form 10-Q
period 1996-06-30
MERRY LAND & INVESTMENT CO INC
filed 1996-07-31
CIK 350071

-----------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                         FORM 10Q



                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934


                                    For the quarter ended


                                         June 30, 1996


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

   Number of shares outstanding as of June 30, 1996:
                            Common Stock                  36,802,000
                            Series A Preferred Stock         630,102
                            Series C Preferred Stock       4,599,800

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter time as required), and (2) has been subject to such filing requirements for the past ninety
 days:  Yes    X   . No   .

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
   Balance sheets - June 30, 1996 and December 31, 1995

   Statements of income - Three months ended June 30, 1996 and 1995 and six months ended June 30, 1996 and 1995

   Statements of cash flows - Six months ended June 30, 1996 and 1995

   Notes to consolidated financial statements

Item 2.Managements Discussion and Analysis of Financial Condition and Results of Operations


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


SIGNATURES

Form 10-Q - Part I. Financial Information
Item 1-                            Financial Statements

                             Merry Land & Investment Company, Inc.
                                  CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                  June 30,     December 31,
                                                     1996             1995
                                                -------------- --------------

PROPERTIES AT COST
   Apartments                                   $1,085,366,493  $1,009,056,178
   Apartments under development                     34,381,995      20,942,118
   Commercial rental property                        6,709,667       6,412,275
   Land held for investment or future development    4,089,470       3,815,405
   Operating equipment                               1,661,423       1,397,410
                                                 -------------   -------------
                                                 1,132,209,048   1,041,623,386
   Less accumulated depreciation and depletion     (84,732,137)    (68,347,362)
                                                 -------------   -------------
                                                 1,047,476,911     973,276,024

CASH AND SECURITIES
   Cash and cash equivalents                        27,193,420      43,833,846
   Marketable securities                            51,231,097      48,467,978
                                                 -------------      ------------
                                                    78,424,517      92,301,824
OTHER ASSETS
   Notes receivable                                    803,192         815,689
   Deferred loan costs                               3,781,371       4,022,226
   Other                                             3,750,719       2,423,981
                                                  ------------      ------------
                                                     8,335,282       7,261,896
                                                 -------------   --------------
TOTAL ASSETS                                    $1,134,236,711  $1,072,839,744
                                                 -------------   -------------

DEBT
   7.75% Mortgage note, due 2002                $    9,600,000  $           -
   6.625% Senior unsecured notes, due 1999-2001    120,000,000     120,000,000
   7.25% Senior unsecured notes, due 2002           40,000,000      40,000,000
   6.875% Senior unsecured notes, due 2003          40,000,000      40,000,000
   6.875% Senior unsecured notes, due 2004          40,000,000      40,000,000
   7.25% Senior unsecured notes, due 2005          120,000,000     120,000,000
                                                --------------    ------------
                                                   369,600,000     360,000,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
   Accrued interest                                  4,015,833       4,294,768
   Resident security deposits                        2,122,496       2,577,913
   Accrued property taxes                            9,482,868       4,294,312
   Other                                             4,174,930       5,814,021
                                                 -------------    ------------
                                                    19,796,128      16,981,014
STOCKHOLDERS' EQUITY
   Preferred stock, at $25 liquidation preference, 20,000,000 shares authorized:
    630,102 shares $1.75 Series A Cumulative
    Convertible                                      15,752,550     16,688,000
    4,000,000 shares $2.205 Series B Cumulative
    Convertible                                     100,000,000    100,000,000
    4,599,800 shares, $2.15 Series C Cumulative
    Convertible                                     114,995,000    114,995,000
    Common stock, at $1 stated value, 100,000,000
    shares authorized
    36,802,000 and 33,876,102 shares issued          36,802,000     33,876,102
   Capital surplus                                  482,191,721    425,610,937
   Cumulative undistributed net earnings              6,408,843     11,786,179
   Notes receivable from stockholders and ESOP      (16,715,044)   (15,795,762)
   Unrealized gain on securities                      5,405,512      8,698,274
                                                   ------------   ------------
                                                    744,840,583    695,858,730
                                                 --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY             $1,134,236,711 $1,072,839,744
                                                  -------------- --------------

The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements

                              Merry Land & Investment Company, Inc.
                                CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                Three months ended June 30,      Six months ended June
                ---------------------------       --------------------
                      1996            1995        1996       1995
                    ------          ------        -----      ------

Rental income            $43,489,075 $34,108,113 $85,052,573 $66,990,375
Mineral royalties             83,614      96,222     173,204     204,255
Mortgage interest             14,966      19,558      38,605      39,324
Other interest               278,241     871,777   1,005,330   1,415,950
Dividends                  1,030,642     270,821   1,930,059     338,217
Other income               1,410,873           -   2,633,926     139,772
                          ----------  ----------  ----------   ----------
                          46,307,411  35,366,491  90,833,697  69,127,894

Rental expense            12,000,071   9,272,489  23,238,912  18,408,995
Interest                   5,639,414   2,322,070  11,431,123   5,299,152
Depreciation-real estate   8,463,670   6,090,293  16,265,712  11,982,395
Depreciation-other            64,988      43,438     129,976      84,729
Amortization-financing
costs                        142,383      86,996     284,766     173,991
Taxes and insurance        4,445,267   3,297,200   9,246,772   6,543,675
General and administrative
expense                      674,348     402,793   1,268,776     912,650
Other non-recurring expense        -    (200,000)           -   (200,000)
                          ----------     ----------  --------- -----------
                          31,430,141  21,315,279  61,866,037  43,205,587

Income before net realized
gains                     14,877,271 14,051,212   28,967,661  25,922,307
Net realized gains         1,256,674     48,576    1,714,824      97,012
                          ---------- ----------   ----------   ----------

NET INCOME                16,133,945 14,099,788   30,682,485  26,019,319

Dividends to preferred
 shareholders              4,953,062  5,104,753    9,918,706   8,178,919

NET INCOME AVAILABLE
   FOR COMMON SHARES     $11,180,883 $8,995,035  $20,763,779 $17,840,400
                         ----------- ----------  ------------ -----------

Weighted average common shares
   - outstanding          34,623,510 33,249,163  34,265,434   32,986,093
   - fully diluted        45,445,221 44,273,817  45,106,412   41,763,750

NET INCOME PER COMMON SHARE     $.33       $.27        $.61         $.54
                                 ----      ----         ----        ----

CASH DIVIDENDS DECLARED
PER COMMON SHARE                $.37       $.35         $.74        $.70
                                 ----      ----         ----        ----

           The accompanying notes are an integral part of these statements.

Form 10-Q - Part I.
Financial Information
Item 1-Financial Statements

                       Merry Land & Investment Company, Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                               Six Months ended June 30,
                                               -------------------------
                                                  1996             1995
                                                  ----             ----

OPERATING ACTIVITIES:
Rents and royalties received                 $85,225,777         $67,213,13
Interest received                              1,231,498          1,199,020
Dividends received                             1,792,864            338,217
Rental expense                               (24,240,767)       (18,319,983)
General and administrative expense            (1,702,379)        (1,162,479)
Interest expense                             (11,710,058)        (5,342,606)
Property taxes and insurance expense          (4,778,724)        (1,826,110)
Other                                           (452,138)            75,366
                                              ------------       ----------
Net cash provided by operating activities:    45,366,073         42,174,564

INVESTING ACTIVITIES:
Principal received on notes receivable             8,497            112,705
Sale of securities                             6,266,529         12,523,563
  Purchase of securities                      (8,031,253)       (21,006,670)
  Sale of real property                         (190,837)              -
  Purchase of real property                  (61,037,298)       (72,683,377)
  Development of real property               (22,290,614)        (1,099,306)
  Recurring capital expenditures              (2,864,347)        (1,320,105)
  Improvements to existing properties         (3,898,743)        (4,594,686)
  Other                                       (1,160,563)        (3,792,675)
                                              -----------        -----------
  Net cash (used) by operating activities    (93,198,629)       (91,860,551)

FINANCING ACTIVITIES:
  Net borrowings (repayments) - bank debt              -        120,000,000
  Net borrowings(repayments)-mortgage loan   s 9,600,000        (57,632,689)
  Repurchase agreements                                -        (17,375,000)
  Cash dividends paid - common               (26,141,115)       (23,124,571)
  Cash dividends paid - preferred, Series A     (563,921)          (829,647)
  Cash dividends paid - preferred, Series B   (4,410,000)        (4,410,000)
  Cash dividends paid - preferred, Series C   (4,944,785)        (2,939,272)
  Common stock retired                          (675,250)           (18,816)
  Sale of common stock-reinvested dividends    4,240,090           4,217,206
  Sale of common stock-stock purchase plan     2,277,231           1,150,934
  Sale of common stock - employees               987,129             401,638
  Sale of common stock - public offering      50,847,839                   -
  Sale of preferred stock - public offering      (25,088)        109,795,290
  Net cash provided (used) by financing       ------------       -----------
           activities                         31,192,130         129,235,073
                                              ------------       -----------
NET INCREASE (DECREASE) IN CASH              (16,640,426)         79,549,087

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                        43,833,846           717,957
                                               ----------          --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                             $27,193,420       $80,267,044
                                              -----------       -----------

          The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-Financial Statements

                    Merry Land & Investment Company, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        Reconciliation of Net Income to Cash Flows from Operating Activities
                               (Unaudited)

                                                   Six Months ended June 30,
                                                   -------------------------
                                                      1996        1995
                                                      ----        ----

Net income                                            $30,682,485 $26,019,319
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                          16,680,454  12,241,115
(Increase)decrease in interest and accounts receivable    992,146    (210,630)
(Increase) decrease in other assets                    (1,194,835) (3,703,970)
Increase (decrease) in accounts payable and
  accrued interest                                        (79,353)  7,925,742
Gain on the sale of marketable securities              (1,657,230)    (97,012)
Gain on the sale of real property                         (57,594)         -
                                                      ------------  ------------
Net cash provided by operating activities             $45,366,073 $42,174,564
                                                      ------------ ------------

        The accompanying notes are an integral part of these statements.

Merry Land & Investment Company, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(Unaudited)

1. Nature of Business

    Merry Land & Investment Company, Inc. is a real estate investment trust
(REIT), which owns and operates upscale apartment communities in eight Southern states including Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas and Virginia and also in Ohio. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders. The consolidated financial statements for the six month periods ended June 30, 1996 and June 30, 1995 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

2. Marketable Securities

     The cost and market value of securities by major classification at June 30, 1996 were as follows:
                                                                Unrealized
                            Cost                 Market               Gain
                            -----                 ------         ----------

Common stock           $43,919,835            $48,780,847         $4,861,012
Corporate debentures     1,905,750              2,450,250            544,500
                        -----------            ----------          ---------
                       $45,825,585            $51,231,097         $5,405,512
                        -----------            -----------         ---------

3. Borrowings

Borrowings at June 30, 1996 were as follows:

7.75% mortgage note (a)                            $    9,600,000
6.625% senior unsecured notes (b)                     120,000,000
7.25% senior unsecured notes (c)                       40,000,000
6.875% senior unsecured notes (d)                      40,000,000
6.875% senior unsecured notes (e)                      40,000,000
7.25% senior unsecured notes (f)                      120,000,000
Advances under unsecured line of credit (g)                    --
                                                      ------------
                                                     $369,600,000
- -----------

(a)$9.6 million, 7.75% mortgage note, interest payable monthly, maturity 2002.
(b)$120 million, 6.625% notes, interest payable semi-annually, principal installments of $40 million each due 1999, 2000, and 2001.
(c)$40 million, 7.25% notes, interest payable semi-annually, maturity 2002.
(d)$40 million, 6.875% notes, interest payable semi-annually, maturity 2003.
(e)$40 million, 6.875% notes, interest payable semi-annually, maturity 2004.
(f)$120 million, 7.25% notes, interest payable semi-annually, maturity 2005.
(g)$100 million line of credit, bearing interest equal to LIBOR plus 0.65%, maturity June 1997.

The Company estimates that the fair value of borrowings approximates their carrying value at June 30, 1996. Maturities of borrowings at June 30 were as follows:

                                   1996     $      -
                                   1997            -
                                   1998            -
                                   1999      40,000,000
                                   2000      40,000,000
                                   2001      40,000,000
                                   2002      49,600,000
                                   2003      40,000,000
                                   2004      40,000,000
                                   2005     120,000,000
                                          -------------
                                           $369,600,000
                                          -------------

On November 30, 1995 the Company defeased $17.4 million of mortgage debt by transferring government securities totaling $17.9 million to a trust account with First Union National Bank. The mortgage debt defeased was secured by the Claire Point and Lakeridge communities. The encumbrance covering the Claire Point community was removed effective February 1, 1996 upon repayment of the mortgage debt by the trust. The encumbrance against the Lakeridge community was removed upon repayment of the mortgage debt by the trust in July 1996.

4. Income Taxes and Dividend Policy

As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1996 to qualify as a REIT and to avoid paying income taxes. On June 28, 1996, the Company paid dividends per share as follows:

Series A Preferred     $.43750
Series B Preferred     $.55125
Series C Preferred     $.53750
Common                 $.37000

Form 10-Q - Merry Land & Investment Company, Inc.
Part I - Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands except apartment and per share data)

Overview


        Merry Land & Investment Company, Inc. is one of the largest publicly owned real estate investment trusts in the United States and is one of the nation s largest owners and operators of upscale garden apartments. At June
30, 1996 the Company had a total equity market capitalization of $1.0 billion and owned a high quality portfolio of 84 apartment communities containing 23,424 units, having an aggregate cost of $1.1 billion.
      Substantially all of the Company s apartment communities command rental rates in the upper range of their markets. The communities are geographically diversified, located in twenty-seven metropolitan areas primarily in the Southern United States, each with a population in excess of 250,000, extending from the Washington D.C. area to Texas and to Florida. The Company expects eventually to own and operate a significant number of communities in most of the major markets in the Southern United States. The following table further describes the Company s apartment holdings by major market as of June 30,
1996:
                                                   Average      June Average
                                                 Occupancy(1)   Rental Rate(2)
                                           % of  ------------    -------------
Market           Units       Cost    Total Cost  1996    1995    1996    1995
- ------           -----     --------  ----------  ----    ----    ----    ----

Atlanta          3,346    $139,039       13%      96%     98%    $640    $602
Dallas           1,830     117,745       11       89       -      839       -
Jacksonville     2,550     105,216       10       96      97      613     578
Orlando          1,902      90,800        8       93      90      658     631
Tampa            1,449      64,159        6       94      96      647     626
Ft. Myers        1,268      63,750        6       94      97      656     630
Ft. Lauderdale     992      62,653        6       89      94      837     826
Austin             947      61,458        6       88       -      865       -
Charlotte        1,623      58,826        5       94      95      580     561
Raleigh          1,256      47,284        4       94      96      601     578
Charleston         880      33,393        3       90      93      533     513
Savannah           865      32,879        3       96      98      605     578
All others       4,516     208,164       19       92      93      632     609
                ------   ---------      ---      ---      ---     ----   ----
                23,424  $1,085,366      100%      93%     95%     $660   $609
- -----------
(1)Represents the average of physical occupancy at each month end for the period held.
(2)Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June month end.

Portfolio Growth

     Merry Land seeks to expand its apartment holdings in order to establish a presence recognized by renters throughout the Southern United States. The
Company adds to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage
(primarily from merchant builders), and by developing communities from the ground up. From 1984 until April 1996, all portfolio growth occurred through acquisitions. In the second quarter of 1996, the first 120 units of the Company s new development program were delivered.

        Acquisitions. The following table describes the growth of the Company s apartment holdings through acquisitions in recent years:
                  Units  Ending           Cost of        Ending
                Acquired  Units  Increase  Acquisitions  Cost (1)   Increase
                --------  -----  -------  ------------   -------    -------

1992             2,845   6,529    76%       $  86,081    $  209,694    73%
1993             7,452  13,981   114          335,213       554,589   164
1994             4,872  18,852    35          226,174       796,436    44
1995             3,444  22,296    18          196,275     1,009,056    27
1996,
through June 30  1,009  23,424(2)  5           60,551     1,085,366(2)  8

- -------------
(1)Represents the total acquisition cost of apartment communities plus the capitalized cost of improvements made subsequent to acquisition.
(2)Includes 120 units placed in service from Cherry Creek II development community.

     Development. In December 1994, Merry Land commenced a program of apartment development. At June 30, 1996, the Company had four communities with 1,374 units under construction (of which 120 units at Cherry Creek had been delivered) and four communities with 1,495 units under development. These communities will be completed throughout 1996, 1997, 1998 and 1999 at an expected total cost of $208.5 million. In addition, the Company owns land for
752 additional units to be built in subsequent phases in Atlanta, Nashville and Savannah. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
      The Company has engaged experienced apartment developers to provide development and construction management services to the Company on a project by project basis. The developers fees are computed as a share of the value of the completed projects, based on agreed upon formulas, less actual costs.
Merry Land s employees supervise development activities with the assistance of architects and engineers as required. The Company owns all land and improvements, directly contracts for construction and bears essentially all risks of project development. While the Company has added several individuals to its acquisition and development department as a result of this program, it does not intend to establish a large, specialized development organization.
The Company believes that this system of constructing new communities will allow it the flexibility to develop communities in a number of markets and to expand, reduce or terminate such activities as conditions warrant. Merry Land will manage these new communities during and after construction.
       The following table summarizes the Company s current development communities. Estimated cost consists of land, direct construction costs and indirect cost, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):
                                            Total
                                   Total     Est. Units Placed     Total Est.
                                    Est.     Cost in        in      Cost Comp-
Location     Community     Units   Cost   PerUnit Ser.    Serv.  to Date letion
- --------    ---------      ----  ------   -------- -----  ------- ------- -----
Under Construction
- ------------------

Nashville  Cherry Creek     280  $18,700  $66,785 120  $7,953 $12,405  4Q 1996
Greensboro Adams Farm II(1) 200   13,100   65,500   -       -       -  3Q 1997
Atlanta    River Sound      586   42,200   72,013   -       -       -  4Q 1997
Savannah   Long Point       308   20,500   66,558   -       -       -  4Q 1997
                           -----  -------- -------  ----   ----- ------
                          1,374  $94,500  $68,777 120   $7,953 $12,405

Under Development
- ----------------
Richmond   Wyndham          264  $23,000   $87,121  -      -   $ 2,297 1Q 1998
Greensboro Wendover         300   20,300    67,667  -      -     1,793 2Q 1998
Richmond   Spring Oak       506   38,700    76,482  -      -     3,964 4Q 1998
Atlanta    Sweetwater
             Creek          425   32,000    75,294  -     -      3,416 3Q 1999
                          -----   -------  ------ ---   ----    -------
                          1,495 $114,000   $76,254   -     -    $11,470

Future Development
- ------------------
Nashville   Cherry Creek II 200                        -     -   $  2,618
Savannah    Long Point II   352                        -     -        569
Greensboro  Wendover II     200                        -     -      1,171
                           ----                     ----   ----     ------
                            752                         -     -   $ 4,358

- ----------
(1)Adjoins the Company s Adams Farm community.

Recent Events

    Sale of Common Stock. In a public offering completed on June 14, 1996, the Company issued 2,500,000 shares of common stock at $21.50 per share for net proceeds of $50.8 million. On July 16, 1996, the Company issued an additional 272,900 shares of common stock for net proceeds of $5.5 million. These shares were issued pursuant to the exercise of the overallotment option given to the underwriters. The Company intends to use the net proceeds to acquire and develop additional apartment properties. Pending such uses, the Company has invested temporarily the excess proceeds in marketable securities.

    Acquisitions. In the first six months of 1996, the Company acquired the following communities (dollars in thousands):

     Community        Location             Units       Cost
     --------         -----------          ------      -------

     Crestview         Austin, Texas         161        $10,100
     Sedona Springs    Austin, Texas         396         27,376
     Mariner Club      Ft. Lauderdale, Fla.  304         18,000
     Essex Place       Tampa, Florida        148          5,075
                                            -----       -------
                                           1,009        $60,551

     The Company has entered into an agreement to purchase for $18.2 million the Estate On Quarry Lake community containing 302 units in Austin, Texas. The acquisition of this community, which was completed in the spring of 1996, is conditioned upon completion of inspections by the Company and the attainment of specified occupancy and rent levels.

         Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties pursuant to detailed plans and specifications agreed to by the Company (dollars in thousands):
                                                   Estimated   Estimated
Community                     Location       Units   Cost     Completion
- ---------                     ---------      ----    ----     ----------

Creekside Homes at Legacy     Dallas, Texas  380      $28,500   2Q 1998
Villages of Prairie Creek I   Dallas, Texas  236       17,700   2Q 1998
Villages of Prairie Creek II  Dallas, Texas  200       15,000   3Q 1999
                                            -----    - ------
                                             816      $61,200

      The Company will acquire title to these communities upon completion of construction for an amount equal to the lesser of the seller s actual cost or the budgeted cost agreed to by the Company. The Company will pay the seller additional sums upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas. Although the unrelated third party developer bears the development and construction risk, the Company will actively monitor and inspect quality control of the communities during construction.

   Development Activity. During the first six months of 1996, the Company bought one tract of land in Atlanta for $3.5 million on which a 425 unit community to be named Madison at Sweetwater Creek will be built. The Company also bought two tracts in Richmond for $3.9 million on which a 506 community to be named Madison at Spring Oak will be built.

   Credit Line. On June 28, 1996, the Company renewed its $100.0 million unsecured, revolving credit agreement with its primary commercial bank. Borrowings under the line bear interest at 0.65% above the thirty day London Interbank Offered Rates, and subject to the bank s approval, may be renewed annually. The Company maintains the credit line to finance apartment acquisitions and development and for general corporate purposes. The Company is negotiating for an additional credit facility to replace the $60.0 million portion of the line which it did not renew.

  Credit Rating Assigned.  On July 10, 1996, Duff & Phelps Credit Rating
Co. assigned its BBB+ rating to the Company s outstanding $360.0 million of senior notes and its BBB rating to the Company s cumulative convertible preferred stock. The Company had previously received ratings on its senior notes of BBB+ from Standard & Poor s and Baa2 from Moody s Investors Service. All these ratings are "investment grade".

Results of Operations for the Six Months Ended June 30, 1996 and 1995.

     Rental Markets. Rental markets were weaker in the first half of 1996 than in the same period in 1995 primarily as a result of new apartment construction, and the Company expects its apartment portfolio to experience occupancy in 1996 approximately 1.5% to 2.0% below the 95% average occupancy experienced throughout 1995. The Company believes that if general economic activity, job growth and household formation remain strong, serious weakness should not develop in 1996 as a result of overbuilding.
    Forward-looking statements made in this filing are based on reasonable assumptions. However, general economic conditions, local market factors, the performance of communities under development and the consultants hired by the Company to provide services for these communities under development may cause actual results to differ from the Company s current expectations.

   Rental Operations - Total Portfolio. The operating performance of the Company s apartment portfolio is summarized in the following table (dollars in thousands except average monthly rent):

                                                           Six Months
                                         Change From      ---------------
                               % Change  1995 to 1996      1996     1995
                               --------  ------------    ------     -------

      Rents                      27%       $18,022       $84,769     $66,747
      Operating expenses         26          4,834        23,145      18,311
      Taxes and insurance        42          2,651         8,966       6,315
      Depreciation               36          4,298        16,203      11,905

      Operating income           21%        $6,239       $36,455      $30,216

      Average occupancy(1)    (2.1)% (4)                   93.0%        95.1%
      Average monthly(2)        8.4%                       $660         $609
      Expense ratio (3)         0.6%                       37.9%        36.8%

       ---------
       (1)Represents the average physical occupancy at each month end for the period held.
       (2)Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June 30.
       (3)Represents total of operating expenses, taxes and insurance divided by rental revenues.
       (4)Represents increase or decrease between periods.

     With Merry Land s acquisition of new communities, the weighted average number of apartments owned rose to 22,876 in the first six months of 1996 from 19,280 in the first six months of 1995, and rental revenues and expenses rose accordingly. Company wide occupancy at June 30, 1996 totaled 93.0%, down from 95.0% at the same date in 1995.
     The 8.4% increase in portfolio average rental rates in the first six months of 1996 from the first six months of 1995 resulted from both higher rents at the Company s continuing properties and also the higher rents charged at the communities the Company acquired in 1995 and 1996, whose monthly rents averaged $797, at June 30, 1996, versus the total portfolio average of $660.

     Rental Operations - Comparable Communities. The performance of the 18,410 units which the Company held for the first six months of both 1996 and 1995 ("comparable communities" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):
                                                       Six Months
                                     Change from      ------------
                          % Change   1995 to 1996    1996      1995
                          --------   ------------    -----     ------

    Rental income            3.1%     $2,014         $66,393     $64,379
    Personnel                3.7         239           6,695       6,457
    Utilities                2.3          91           4,009       3,918
    Operating               13.9         417           3,418       3,001
    Maintenance and grounds  8.0         352           4,749       4,397
    Taxes and insurance      1.2          75           6,167       6,092
                            ----       -----          -------      -----
                             4.9       1,174          25,039      23,865
    Depreciation             1.5         403          11,961      11,558
                             ---       -----          -------    -------
    Operating income         1.5%     $  437         $29,393     $28,956

    Average occupancy(1)    (1.4)%(4)                  93.6%       95.0%
    Average monthly rent(2)  4.3%                      $629        $603
    Expense ratio (3)        0.6%(4)                   37.7%       37.1%

      Comparable community results do not include Gwinnett Crossing, a 314 unit community, or Cherry Creek, a 127 unit community, which were owned for the first six months of 1996 and 1995. A 260 unit community adjacent to Gwinnett Crossing was acquired in 1995 and combined with that community. The Cherry Creek community was acquired in December 1994 and is currently being renovated. It has been combined with a development community which will contain 280 additional units.
     Rental income rose by $2.0 million or 3.1% for those properties held for all of both periods, as a result of 1.4% lower occupancy and 4.3% higher average rental rates. At June 30, 1996 same property occupancy was 93.4%, down from 95.1% at June 30, 1995, as newly completed apartment construction reduced occupancy in some of the Company s markets.
     Operating expenses increased $1.2 million or 4.9% in 1996 from the same period in 1995. An unusually severe winter caused higher than expected operating and maintenance expenses and also led to a number of out of service units due to frozen pipes. Personnel costs accounted for $0.2 million of the increase, resulting from higher life and health insurance premiums (because the Company extended coverage to its employees dependents) and the vesting of additional employees in the Company s ESOP plan. Off site property management expense, which is allocated to the communities, rose $0.2 million as the Company established additional corporate positions in training, marketing and maintenance. Accruals for property taxes and insurance rose $0.1 million.

     Rental Operations - Development Communities. $22.1 million was expended in the first six months of 1996 for apartments under development, bringing the cumulative investment to $43.1 million, including capitalized interest of $2.1 million. The Company expects to put approximately 500 units in service in 1996. Some dilution of earnings may occur to the extent leasing lags behind the delivery of units.
     120 units of the Cherry Creek II development community, the first in the Company s new development program, were delivered in the second quarter of 1996. As discussed above, this 280 community is adjacent to the existing 127 unit Cherry Creek community which is being renovated and these two communities are operated together. The operating results for the first six months of 1996 and 1995 for both phases of Cherry Creek are summarized in the following table (dollars in thousands):





                                        Six months
                                        ----------
                                       1996    1995
                                       ----    ----

             Units                      247     127

             Rental income             $502    $309
             Operating expense          223     111
             Taxes and insurance         21      19
             Depreciation                51      49
                                       ----    ----
             Operating income          $207    $130

    At June 30, 1996, 93% of the 120 units delivered in phase II were leased at an average rental rate of $748 per unit, or $.76 per square foot.

     Rental Operations - Other Communities. The Company defines "other communities" as those not included in comparable communities or development communities. At June 30, 1996, these communities included 4,767 units, of which 1,009 units were bought in the first six months of 1996. The remaining units were bought in 1995, except for the 314 units of Gwinnett Crossing described above. The performance of the other communities for the first six months of 1996 and 1995 are summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):
                                     Six months
                                     ----------
                                 1996           1995
                                 ----           ----

             Units               4,767          1,785

             Rental income     $17,874         $2,059
             Operating expense   4,050            427
             Taxes and insurance 2,778            204
             Depreciation        4,191            298
                                ------          -----
             Operating income    6,855          1,130

     Interest, Dividend and Other Income. Interest, dividend and other income are summarized in the following table (dollars in thousands):
                                       Six months
                                       ---------
                                   1996           1995
                                   ----           ----

             Interest income        $1,044     $1,455
             Dividend income         1,930        338
             Other income            2,634        140
                                     -----      -----
 Total                              $5,608     $1,933

     The increase in 1996 when compared to 1995 is due to higher dividend and other income. For the first six months of 1996, the Company realized dividend income of $1.9 million and other income of $2.5 million on an average of $44.6 million in equity security investments. The $2.5 million in other income was generated from the sale of a portion of the equity security investments.

     Interest Expense. Interest expense totaled $11.4 million in the first six months of 1996, up from $5.3 million in the first six months of 1995. Average debt outstanding rose to $367.1 million in the first six months of 1996 from $190.2 million in the first six months of 1995, primarily as a result of the issuance of the 6.875% and 7.25% senior unsecured notes in 1995. The weighted average interest rate charged on all the Company s debt increased to 7.0% in the first six months of 1996 from 6.8% for the first six months in 1995, primarily as a result of the replacement of short-term financing with the 6.875% and 7.25% senior unsecured notes. During the first six months of 1996, $1.1 million of interest related to the Company s development projects was capitalized.

     General and Administrative Expenses. General and administrative expenses in the first six months of 1996 were $1.3 million, representing 1.5% of rental revenues and 2.8% of funds from operations. For all of 1995, expenses averaged 1.7% of rental revenues and 3.0% of funds from operations. The significant improvement this year reflects continuing efforts to control overhead costs and more importantly the significant increase in the Company s revenues and funds from operations.

     Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $1.7 million in the first six months of 1996 and $0.1 million in the first six months of 1995. Gains in both years came primarily from the sale of securities. In the first six months of 1996, 122,000 shares of First Financial Holdings, Inc. were sold on the open market. At June 30, 1996, the Company owned 78,000 shares of First Financial.

     Net Income. Net income totaled $30.7 million in the first six months of 1996 and $26.0 million for the first six months of 1995. Net income available for common shareholders totaled $20.8 million in the first six months of 1996 and $17.8 million for the first six months of 1995. The increases in net income and net income available for common shareholders for 1996 when compared to 1995 arose principally from substantially increased operating income from apartments due to the growth of the Company s apartment holdings, as well as increases in other income and net realized gains. Net income per common share in the first six months of 1996 increased to $.61 from $.54 in the first six months of 1995.

     Dividends to preferred shareholders. Dividends to preferred shareholders totaled $9.9 million in the first six months of 1996 and $8.2 million in the first six months of 1995. The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the period. Preferred dividends are summarized in the following table (dollars in thousands):
                                                 Six months
                                                 ----------
                                                1996       1995
                                                ----       ----

      Series A Preferred share dividends       $  564    $   830
      Series B Preferred share dividends        4,410      4,410
      Series C Preferred share dividends        4,945      2,939
                                                -----     -----
      Total preferred dividends                $9,919     $8,179

     Holders of the Company s Series A Preferred Stock have converted 4.0 million of the 4.6 million Series A shares originally issued in June 1993 into
5.3 million shares of the Company s common stock as the common dividend was raised above the equivalent preferred dividend. In March and April 1995 the Company issued 4.6 million shares of the Series C Convertible Preferred Stock.

     Funds From Operations. Funds from operations rose 20% to $45.2 million in the first six months of 1996 as compared to $37.7 million in the first six months of 1995. Funds from operations available to common shares rose 20% to $35.3 million in the first six months of 1996 compared to $29.5 million in the first six months of 1995. These increases were principally due to increased rental operating income resulting from the growth of the Company s apartment holdings, capital gains and increased other income. On a fully diluted per share basis, funds from operations increased 11% to $1.00 in 1996 from $0.90.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):


                                                        Six Months
                                                       ------------
                                                       1996     1995
                                                       ----     ----

      Net income                                       $30,683   $26,019
      Less preferred dividends paid                      9,919     8,179
                                                       -------    ------
      Net income available for common shares            20,764    17,840

      Add depreciation of real estate owned             16,266    11,982
      Less net realized gains                            1,715        97
      Plus non-recurring expenses                           --      (200)
                                                        ------     ------

      Funds from operations available to common shares  35,315     29,525
      Add preferred dividends                            9,919      8,179
                                                         -----      -----
      Funds from operations-fully diluted              $45,234    $37,704
                                                        -------   -------

      Weighted average common shares outstanding -
        Primary                                         34,265     32,936
        Fully diluted                                   45,106     41,764

      Funds from operations per share-
        Primary                                          $1.03       $.90
        Fully diluted                                    $1.00       $.90

     The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company s operating performance, or as a measure of the Company s liquidity. Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company s funds from operations by $0.4 million and $0.3 million in the first six months of 1996 and 1995, respectively.

Liquidity and Capital Resources

     Financial Structure. At June 30, 1996, total debt equaled 33% of total capitalization at cost, and 27% of total capitalization with equity valued at market. At that date, the Company s financial structure was as follows (dollars in thousands):
                                                          Equity at
                                                   % of      Market    % of
                                          Cost    Total       Value    Total
                                           -----   -----    -------    -----

 Advances under line of credit         $      -          $      -
 Mortgage loans                           9,600             9,600
 6.625% senior unsecured notes, 1999     40,000            40,000
 6.625% senior unsecured notes,2001      40,000            40,000
 6.625% senior unsecured notes, 2000     40,000            40,000
 7.25% senior unsecured notes, 2002      40,000            40,000
 6.875% senior unsecured notes, 2003     40,000            40,000
 6.875% senior unsecured notes, 2004     40,000            40,000
 7.25% senior unsecured notes, 2005     120,000           120,000
                                       ---------        ---------
 Total debt                             369,600    33%    369,600    27%
 Common and preferred equity (1)        744,538    67%    999,997    73%
                                       --------   ---    --------
 Total capitalization                $1,114,138   100% $1,369,597   100%
                                      ----------  ----  ----------  ----

 ---------------
 (1) Assumes conversion of all outstanding preferred stock into common stock.

     At June 30, 1996, the Company had no borrowings outstanding under its line of credit. Borrowings under the line bear interest at 0.65% above the thirty day London Interbank Offered Rates. The Company is negotiating an additional credit facility to replace the $60.0 million portion of the line which it did not renew.
     It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At June 30, 1996, the Company had one mortgage loan outstanding, which was assumed in April, 1996 in connection with the purchase of the Mariner Club community.
    The Company s preferred stock and its senior notes are rated investment grade by Standard & Poor s Corporation, Moody s Investors Services, Inc., and Duff & Phelps Credit Rating Co.

        Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities, by liquidating short term investments and by borrowing under its line of credit. The Company s primary short-term liquidity needs are operating expenses, apartment acquisitions and development and capital improvements. The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets. The following table summarizes the estimated future capital requirements and capital sources as of June 30, 1996 (dollars in thousands):

Estimated capital requirements:
- -------------------------------
Development communities expected costs                $208,500
Less development costs paid thru 6/30/96               (41,000)
                                                      --------
                                                       167,500
Acquisition of communities under development            61,200
                                                       -------
  Total future development commitments                 228,700

Estimated capital sources:
- --------------------------
Cash on hand at 6/30/96                              $  27,200
Marketable securities held at 6/30/96                   51,200
Proceeds from common stock issued on 7/16/96             5,500
Availability under line of credit at 6/30/96           100,000
                                                       -------
  Total capital sources                                183,900
                                                       -------
Excess of capital requirements over sources          $  44,800
                                                       -------

    The excess of capital requirements over capital sources is expected to be funded with cash provided by operating activities and proceeds from the issuance of stock under the Company s Dividend Reinvestment and Stock Purchase Plans. Additional new developments or acquisitions of existing apartment communities will increase the Company s capital requirements. At June 30, 1996, the Company s loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow an additional $133.0 million on an unsecured basis.

   Cash Flows. The following table summarizes cash flows for the first six months of 1996 and 1995 (dollars in thousands):


                                                  Sources and Uses of Cash:
                                                   ------------------------
                                                          Six Months
                                                   ------------------------
                                                      1996          1995
                                                      ----          ----

       Operating activities                           $ 45,366     $ 42,175
       Sales of Merry Land common and preferred stock   58,327      115,565
       Net borrowings                                    9,600       44,992
       Other                                                 8          113
                                                        -------      ------
       Total sources of cash                            113,301     202,845

        Acquisitions of and improvements to properties  (67,800)    (78,598)
        Development of properties                       (22,291)     (1,009)
        Dividends paid                                  (36,060)    (31,303)
        Other                                            (1,027)       (229)
                                                         -------   --------
        Total uses                                      (127,178)  (111,139)
                                                        --------    --------
        Increase (decrease) in cash, cash equivalents
          and marketable securities                    ($ 13,877)  $ 91,706

    With the expansion of the Company s apartment holdings, operating cash flow has grown to $45.4 million in the first six months of 1996 from $42.2 million in the first six months of 1995. Sales of common and preferred stock have been the largest source of cash for both periods. The primary use of cash has been apartment acquisitions and improvements. Dividends paid in the first six months of 1996 increased from the same period in 1995 due to an increase in the average amount of stock outstanding, and in the case of the Company s common stock, an increase in the quarterly dividend per share from $0.35 to $0.37 in the first quarter of 1996.

    Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the project.
    The following table summarizes the capital expenditures for the first six months of 1996 and 1995 (dollars in thousands, except per unit data):

                                                         Six Months
                                                        ------------
                                                      1996           1995
                                                      ----           ----

      Apartment communities:
          Acquisitions                                $61,037         $72,684
          Development projects:
              Development costs                       21,149              652
              Capitalized interest                     1,142              447
          Replacements for stabilized communities (1)  2,484            1,320
          Improvements (2)                             3,717            4,048
       Commercial properties                             297              278
       Corporate level expenditures                      264              268
                                                        -----         -------
                                                     $90,090          $79,697
        Per Unit:
           Replacements for stabilized communities (1)  $135              $97
           Improvements (2)                             $159             $200

           --------------
          (1)Stabilized communities are those properties which have been owned for at least one full calendar year. In the first six months of 1996, 18,410 units were stabilized as compared to 13,665 units in the first six months of 1995.
          (2)Improvements include expenditures for all properties owned during the period, including replacementsat newly acquired communities.

      Inflation. Substantially all of the Company s leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

Merry Land & Investment Company, Inc.
PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         1.   Election of Directors:  shares voted - 27,512,813

                                  For                     Against/Abstain

            W. Hale Barrett         27,349,192(99.4%)     163,621(.6%)
            W. Tennent Houston      27,344,989(99.4%)     167,824(.6%)
            Peter S. Knox III       27,347,693(99.4%)     165,120(.6%)
            Hugh C. Long II         27,350,114(99.4%)     162,699(.6%)
            Pierce Merry, Jr.       27,351,022(99.4%)     161,791(.6%)

ITEM 5.  Other Information

                         None

ITEM 6.Exhibits and Reports on Form 8-K

3. Exhibits.

  (3.i) Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4(a) to the Company's Shelf Registration Statement on Form S-3 filed December 15, 1995, file number 33-65067).

  (3.ii)By-laws (incorporated herein by reference to Exhibit 3(ii) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  (4)   Instruments Defining Rights of Security Holders, Including Indentures
        ---------------------------------------------------------------------

  (4.1) The Company's $120,000,000 7 1/4% Notes due 2005 (incorporated herein by reference to Item 7, Exhibit 4A to the Company's Form 8-K filed June 23, 1995).

  (4.2) Indenture (incorporated herein by reference to Item 7, Exhibit 4B to the Company's Form 8-K filed June 23, 1995).

  (4.3) First Supplemental Indenture (incorporated herein by reference to
        Item 7, Exhibit 4C to the Company's Form 8-K field June 23, 1995).

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

  (10)  Material Contracts.

  (10.1)Credit Agreement between the Company and Lenders for a $100 million credit facility (incorporated herein by reference to Item 7, Exhibit 10 to the Company's current report on Form 8-K July 15,1996).

  (10.2)Credit Agreement between the Company and Lenders for a $160 million credit facility (incorporated herein by reference to Item 7, Exhibit 10 to the Company's current report on Form 8-K filed
        July 14, 1995).

  (10.3)$120,000,000 6.625% Senior Notes/Note Purchase Agreement
        (incorporated herein by reference to Exhibit 10.ii of Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

  (10.4)1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit (10.2.1) of item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  (10.5)Executive Officer Restricted Stock Loan Plan, as amended
        (incorporated herein by reference to Exhibit (10.2.2) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  (10.6)Employee Stock Ownership Plan and Trust Agreement (incorporated herein by reference to Exhibit (10.2.3) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  (10.7)1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit (10.2.4) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  (10.8)1995 Stock Option and Incentive Plan (incorporated herein by reference to Appendix "B" to the Company's 1995 Proxy Statement on Form DEF-14A filed March 27, 1995).

  b.  Reports on Form 8-K and K-/A:

  Form              Date Filed     Items Reported   Financial Statements Filed

  8-K               June 11, 1996  Completion of offering   N/A
                                    of 2.5 million common
                                    stock.

  8-K               July 15, 1996  Renewal of $100MM        N/A
                                   line of credit.

Form 10-Q - Merry Land & Investment Company, Inc.
 SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MERRY LAND & INVESTMENT COMPANY, INC.



                                 /s/ W. Tennent Houston
                                 W. Tennent Houston
                                 President
                                 Principal Financial Officer

July 31, 1996