Form 10-Q
period 1996-09-30
MERRY LAND & INVESTMENT CO INC
filed 1996-11-06
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


                        For the quarter ended


                         September 30, 1996


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
  $2.15 Series C Cumulative Convertible
    Preferred Stock                           New York Stock Exchange

Number of shares outstanding as of September 30, 1996:
Common Stock                       37,560,181
Series A Preferred Stock              389,407
Series C Preferred Stock            4,599,800

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter time as required), and (2) has been subject to such filing requirements for the past ninety days:
Yes X   . No   .
    ----   ----

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           Balance sheets - September 30, 1996 and December 31, 1995

           Statements of income - Three months ended September 30, 1996 and 1995 and nine months ended September 30, 1996 and 1995.

           Statements of cash flows - Nine months ended September 30, 1996 and 1995

           Notes to consolidated financial statements

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

                Merry Land & Investment Company, Inc.
                     CONSOLIDATED BALANCE SHEETS


                                              (Unaudited)
                                            September 30, December 31,
                                                     1996         1995
                                            -------------  -----------

PROPERTIES AT COST
  Apartments                               $1,133,143,267 $1,009,056,178
  Apartments under development                 43,856,874     20,942,118
  Commercial rental property                    6,754,078      6,412,275
 Land held for investment
   or future development                        4,089,470      3,815,405
   Operating equipment                          1,767,079      1,397,410
                                            --------------  -------------
                                            1,189,610,768  1,041,623,386

  Less accumulated depreciation
   and depletion                              (93,384,257)   (68,347,362)
                                            --------------  -------------
                                            1,096,226,511     973,276,024

  Cash and cash equivalents                     23,232,601     43,833,846
  Marketable securities                         30,148,284     48,467,978
                                             -------------  -------------
                                                53,380,885     92,301,824
OTHER ASSETS
  Notes receivable                                 733,323        815,689
  Deferred loan costs                            3,638,988      4,022,226
  Other                                          3,570,163      2,423,981
                                             -------------  -------------
                                                7,942,474       7,261,896
                                             -------------  -------------
TOTAL ASSETS
                                            $1,157,549,870 $1,072,839,744
                                             -------------  -------------

DEBT
  9.76% Mortgage note, due 2001             $   10,734,863              -
  9.76% Mortgage note, due 2001                  1,997,184              -
  7.75% Mortgage note, due 2002                  9,600,000              -
  6.625% Senior unsecured notes,
   due 1999-2001                               120,000,000    120,000,000
  7.25% Senior unsecured notes, due 2002        40,000,000     40,000,000
  6.875% Senior unsecured notes, due 2003       40,000,000     40,000,000
  6.875% Senior unsecured notes, due 2004       40,000,000     40,000,000
  7.25% Senior unsecured notes, due 2005       120,000,000    120,000,000
                                             -------------  -------------
                                               382,332,047    360,000,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                               6,303,333      4,294,768
  Resident security deposits                     1,889,335      2,577,913
  Accrued property taxes                        12,696,663      4,294,312
  Other                                          5,405,334      5,814,021
                                            --------------  -------------
                                                26,294,665     16,981,014
STOCKHOLDERS' EQUITY
  Preferred stock, at $25 liquidation preference,
  20,000,000 shares authorized:
  389,407 shares $1.75 Series A Cumulative
  Convertible                                     9,735,175     16,688,000
  4,000,000 shares $2.205 Series B Cumulative
  Convertible                                   100,000,000    100,000,000
  4,599,800 shares, $2.15 Series C Cumulative
  Convertible                                   114,995,000    114,995,000
  Common stock, at $1 stated value, 100,000,000
   shares authorized 37,560,181 and 33,876,102
   shares issued                                 37,560,181     33,876,102
 Capital surplus                                495,954,430    425,610,937
 Cumulative undistributed net earnings            3,879,473     11,786,179
 Notes receivable from stockholders and ESOP    (16,406,466)   (15,795,762)
 Unrealized gain on securities                    3,205,365      8,698,274
                                              -------------   ------------
                                                748,923,158    695,858,730
                                              -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
                                             $1,157,549,870 $1,072,839,744
                                              ------------- --------------

  The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-     Financial Statements

                Merry Land & Investment Company, Inc.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                        Three months ended 9/30, Nine months ended 9/30,
                                1996       1995             1996        1995
                        ------------  ---------   --------------   -------------
Rental income            $44,816,304   $37,967,793   $129,868,877   $104,958,169
Mineral royalties             99,028       142,820        272,232        347,075
Mortgage interest             13,373        20,243         51,978         59,567
Other interest               672,239     1,852,423      1,677,569      3,268,373
Dividends                    316,207       281,872      2,246,266        620,089
Other income               2,471,789     1,206,875      5,105,715      1,346,647
                         -----------    ----------    -----------   ------------
                          48,388,940    41,472,026    139,222,637    110,599,920

Rental expense            12,828,201    10,700,426     36,067,113     29,109,421
Interest                   5,642,709     4,559,827     17,073,832      9,858,979
Depreciation -
 real estate               8,597,426     6,629,733     24,863,138     18,612,128
Depreciation - other          64,988        53,950        194,964        138,679
Amortization -
 financing costs             142,383       156,218        427,149        330,209
Taxes and insurance        4,561,556     4,852,739     13,808,328      11,396,414
General and administrative
 expense                     921,372       625,357      2,190,148       1,538,007
Other non-recurring
 expense                           -             -              -        (200,000)
                         ------------   ----------     -----------    -----------
                           32,758,635   27,578,250      94,624,672     70,783,837

Income before net realized
 gains                     15,630,305   13,893,776       44,597,965    39,816,083
Net realized gains            523,600    1,544,136        2,238,424     1,641,148
                         -------------  ----------      -----------    ----------

NET INCOME                 16,153,905   15,437,912       46,836,389    41,457,231

Dividends to preferred
shareholders                4,847,758    4,980,763       14,766,464    13,159,682
                         ------------  -----------       ----------   -----------

NET INCOME AVAILABLE
 FOR COMMON SHARES        $11,306,147  $10,457,149       $32,069,925   $28,297,549
                         ------------ ------------       -----------   -----------

Weighted average common
  shares outstanding
  - primary                37,352,442   33,714,729         35,302,961   33,231,507
  - fully diluted          47,851,622   44,610,428         46,029,175   42,737,912

NET INCOME PER COMMON
 SHARE                           $.30         $.31              $0.91        $0.85
                                 ----         ----              -----        -----

CASH DIVIDENDS DECLARED
PER COMMON SHARE                 $.37         $.35              $1.11         1.05
                                 ----         ----              -----        -----

The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

             Merry Land & Investment Company, Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                             Nine Months ended Sept. 30,
                                             ---------------------------
                                                     1996        1995
OPERATING ACTIVITIES:                        ---------------------------
  Rents and royalties received               $130,141,109   $105,323,753
  Interest received                             1,953,539      2,392,862
  Dividends received                            2,988,266        620,089
  Rental expense                              (36,846,015)   (28,845,133)
  General and administrative expense           (1,894,233)    (1,767,752)
  Interest expense                            (15,065,267)    (9,473,767)
  Property taxes and insurance expense         (5,954,461)    (2,705,411)
  Other                                          (830,410)      (102,126)
                                              ------------   ------------
  Net cash provided by operating activities    74,492,528      65,442,515

INVESTING ACTIVITIES:
  Principal received on notes receivable            78,365        119,084
  Sale of securities                            25,521,643     16,566,751
  Purchase of securities                        (5,408,313)   (48,412,920)
  Sale of real property                            109,163         66,653
  Purchase of real property                    (98,991,197)  (131,308,581)
  Development of real property                 (38,420,724)    (4,954,041)
  Recurring capital expenditures                (4,752,870)    (3,503,911)
  Improvements to existing properties           (5,317,189)    (7,280,965)
  Other                                         (1,965,647)    (2,868,097)
                                               ------------  -------------
  Net cash (used) by operating activities     (129,146,769)  (181,576,027)

FINANCING ACTIVITIES:
 Senior unsecured notes                                  -    160,000,000
 Net borrowings (repayments) - bank debt                 -    (57,600,000)
 Net borrowings (repayments) - mortgage loans   22,332,047      6,596,201
 Repurchase agreements                                   -    (17,375,000)
 Cash dividends paid - common                  (39,976,632)   (34,918,264)
 Cash dividends paid - preferred, Series A        (734,286)    (1,133,017)
 Cash dividends paid - preferred, Series B      (6,615,000)    (6,615,000)
 Cash dividends paid - preferred, Series C      (7,417,178)    (5,411,665)
 Common stock retired                             (675,250)      (238,816)
 Sale of common stock - reinvested dividends     6,434,056      6,506,525
 Sale of common stock - stock purchase plan      3,468,191      1,783,272
 Sale of common stock - employees                1,167,807        774,538
 Sale of common stock - public offering         56,094,328             -
 Sale of preferred stock - public offerin          (25,088)   109,699,733
 Net cash provided (used) by financing          -----------  -----------
  activities                                    34,052,995    162,068,507
                                                ----------    -----------

NET INCREASE (DECREASE) IN CASH                (20,601,246)    45,934,995
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       43,833,846       717,957
                                                -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $23,232,601   $45,642,952
                                                -----------  ------------

The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

             Merry Land & Investment Company, Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  Reconciliation of Net Income to Cash Flows from Operating Activities
                          (Unaudited)

                                               Nine Months ended Sept. 30,
                                               ---------------------------
                                                        1996          1995
                                               -------------  ------------
Net income                                       $46,836,389   $41,457,232
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization                    25,485,251    19,081,016
 Increase) decrease in interest and
  accounts receivable                                992,656    (1,502,662)
 (Increase) decrease in other assets              (1,751,601)   (2,805,859)
 Increase (decrease) in accounts
  payable and accrued interest                     5,168,257    10,853,936
 Gain on the sale of marketable securities        (2,180,830)   (1,572,902)
 Gain on the sale of real property                   (57,594)      (68,246)
                                                 ------------   -----------
 Net cash provided by operating activities        $74,492,528   $65,442,515
                                                  -----------   -----------

   The accompanying notes are an integral part of these statements.
<PAGE)
                    Merry Land & Investment Company, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

1. Nature of Business

     Merry Land & Investment Company, Inc. is a real estate investment trust
(REIT), which owns and operates upscale apartment communities in nine Southern states including Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas and Virginia and also in Ohio. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.
     The consolidated financial statements for the nine month periods ended September 30, 1996 and September 30, 1995 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

2. Marketable Securities

     The cost and market value of securities by major classification at September 30, 1996 were as follows:

                                                            Unrealized
                                      Cost           Market       Gain
                                  ----------- -----------   ----------
 Common stock                     $25,037,169 $27,710,409   $2,673,240
 Corporate debentures               1,905,750   2,437,875      532,125
                                 ------------ -----------   ----------
                                  $26,942,919 $30,148,284   $3,205,365
                                 ------------ -----------   ----------

3. Borrowings

 Borrowings at September 30, 1996 were as follows:

   9.76% mortgage notes (a)                  $  12,732,047
   7.75% mortgage note (b)                       9,600,000
   6.625% senior unsecured notes (c)           120,000,000
   7.25% senior unsecured notes (d)             40,000,000
   6.875% senior unsecured notes (e)            40,000,000
   6.875% senior unsecured notes (f)            40,000,000
   7.25% senior unsecured notes (g)            120,000,000
   Advances under unsecured line of
     credit (h)                                          0
                                              ------------
                                              $382,332,047
                                              ------------

   (a) $10.7 million and $2.0 million, 9.76% mortgage notes, principal and interest payable monthly, maturity 2001.
   (b) $9.6 million, 7.75% mortgage note, interest payable monthly, maturity
       2002.
   (c) $120 million, 6.625% notes, interest payable semi-annually, principal installments of $40 million each due 1999, 2000, and 2001.
   (d) $40 million, 7.25% notes, interest payable semi-annually, maturity
       2002.
   (e) $40 million, 6.875% notes, interest payable semi-annually, maturity
       2003.
   (f) $40 million, 6.875% notes, interest payable semi-annually, maturity
       2004.
   (g) $120 million, 7.25% notes, interest payable semi-annually, maturity
       2005.
   (h) $100 million line of credit, bearing interest equal to LIBOR plus 0.65%, maturity June 1997.

   The Company estimates that the fair value of borrowings approximates their carrying value at September 30, 1996. Maturities of borrowings at September 30 were as follows:

               1996        $      12,213
               1997               77,584
               1998               85,504
               1999           40,094,233
               2000           40,103,853
               2001           52,358,660
               2002           49,600,000
               2003           40,000,000
               2004           40,000,000
               2005          120,000,000
                            ------------
                            $382,332,047
                            ------------
4. Income Taxes and Dividend Policy

     As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1996 to qualify as a REIT and to avoid paying income taxes. On September 30, 1996, the Company paid dividends per share as follows:

               Series A Preferred     $.43750
               Series B Preferred     $.55125
               Series C Preferred     $.53750
               Common                 $.37000

Form 10-Q - Merry Land & Investment Company, Inc.
Part I - Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands except apartment and per share data)

     This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, occupancy rates, capital requirements and sources. These assumptions and statements are subject to various factors, risks and uncertainties, including general economic conditions, local market factors, delays in construction, completion and rent up of development communities, and performance of consultants of other third parties, any of which may cause actual results to differ from the Company's current expectations.

Overview

          Merry Land & Investment Company, Inc. is one of the largest publicly owned real estate investment trusts in the United States and is one of the nation's largest owners and operators of upscale garden apartments. At September 30, 1996 the Company had a total equity market capitalization of $1.0 billion and owned a high quality portfolio of 88 apartment communities containing 24,256 units, having an aggregate cost of $1.1 billion.
     Substantially all of the Company's apartment communities command rental rates in the upper range of their markets. The communities are geographically diversified, located in twenty-eight metropolitan areas primarily in the Southern United States, each with a population in excess of 250,000, extending from the Washington D.C. area to Texas and to Florida. The Company expects eventually to own and operate a significant number of communities in most of the major markets in the Southern United States. The following table further describes the Company's apartment holdings by major market as of September 30, 1996:

                                             % of             Average                 Sept. Average
                                            Total           Occupancy(1)                Rental Rate(2)
Market         Units        Cost             Cost         1996    1995   1996  1995        1995
------         -----      --------         --------       ----    ----   ----  ----
Atlanta        3,368      $140,906           13%          96%     98%    $648  $613
Dallas         1,830       117,811           10           91      90      829   821
Jacksonville   2,550       105,634            9           96      97      613   591
Orlando        1,902        91,015            8           94      95      657   640
Austin         1,249        79,664            7           89      (3)     860   (3)
Ft. Lauderdale 1,144        71,468            6           93      95      847   830
Tampa          1,449        64,411            6           95      96      652   639
Ft. Myers      1,268        63,888            6           93      96      661   641
Charlotte      1,623        59,090            5           95      95      588   563
Raleigh        1,256        47,735            4           95      97      603   584
Charleston       880        33,560            3           91      93      532   515
Savannah         865        32,977            3           97      98      614   583
All others     4,872       224,984           20           92      95      636   615
               -----       -------           ---         ---     ---     ----   ---
              24,256    $1,133,143           100%         93%     95%    $666   $624

        ----------
      (1) Represents the average of physical occupancy at each month end for the period held.
      (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September month end.
      (3) Units first acquired in December 1995.

Portfolio Growth

     Merry Land seeks to expand its apartment holdings in order to establish a presence recognized by renters throughout the Southern United States. The Company adds to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage (primarily from merchant builders), and by developing communities from the ground up. From 1984 until April 1996, all portfolio growth occurred through acquisitions. In 1996, the Company expects to deliver 500 units under its development program.

     Acquisitions. The following table describes the growth of the Company's apartment holdings through acquisitions in recent years:

                      Units  Ending             Cost of        Ending
                   Acquired   Units   Increase  Acquisitions   Cost(2)     Increase
                   --------  ------   --------    ----------   ----------  --------
     1994             4,872  18,852      35%        $226,174   $  796,436      44%
     1995             3,444  22,296      18          196,275    1,009,056      27
     1996,
     through
     Sept. 30         1,739  24,256(2)    9          97,899     1,133,143(2)   9

     ----------

     1) Represents the total acquisition cost of apartment communities plus the capitalized cost of improvements made subsequent to acquisition.

     2) Includes 200 units placed in service from the Cherry Creek II development community and 22 units placed in service from the Madison at River Sound development community.

     Development. In December 1994, Merry Land commenced a program of apartment development. At September 30, 1996, the Company had five communities with 1,638 units under construction (of which 222 units have been delivered) and three communities with 1,230 units under development as outlined below. These communities will be completed at an expected total cost of $208.5 million. In addition, the Company owns land for 752 additional units to be built in subsequent phases in Greensboro, Nashville and Savannah. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
     The Company has engaged experienced apartment developers to provide development and construction management services to the Company on a project by project basis. The developers fees are computed as a share of the value of the completed projects, based on agreed upon formulas, less actual costs. Merry Land s employees supervise development activities with the assistance of architects and engineers as required. The Company owns all land and improvements, directly contracts for construction and bears essentially all risks of project development. While the Company has added several individuals to its acquisition and development department as a result of this program, it does not intend to establish a large, specialized development organization. The Company believes that this system of constructing new communities will allow it the flexibility to develop communities in a number of markets and to expand, reduce or terminate such activities as conditions warrant. Merry
Land will manage these new communities during and after construction.
     The following table summarizes the Company's current development communities. Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

                                                                    Cost
                                       Total      Esti-               of
                                        Esti-     mated     Total  Units  Placed     Esti-
                                        mated      Cost      Cost     in     in     -mated
Location        Community     Units      Cost  Per unit   to Date Service Service Completion
--------        ---------     -----  --------  --------   ------- ------- ------- ----------
Nashville       Cherry Creek   280   $ 18,700   $66,785   $16,382   200   $13,420  4Q 1996
Atlanta         River Sound    586     42,200    72,013    17,294    22     1,509  4Q 1997
Greensboro      Adams Farm
                 II(1)         200     13,100    65,500     2,383     -         -  3Q 1997
Savannah        Long Point     308     20,500    66,558     5,853     -         -  4Q 1997
Richmond        Wyndham        264     23,000    87,121     2,871     -         -  1Q 1998
                             -----   --------   -------   -------   ---   -------
                             1,638   $117,500   $71,734   $44,783   222   $14,929

Under Development
-----------------
Greensboro   Bridford
              Lake            300     $20,300   $67,667  $ 1,873      -   $     -  2Q 1998
Richmond     Spring Oak       506      38,700    76,482    4,134                   4Q 1998
Atlanta      Sweetwater
              Creek           424      32,000    75,472    3,484      -         -  3Q 1999
                            -----     -------   -------   ------     ---  -------
                            1,230     $91,000   $73,984   $9,491

Future Development
------------------
Nashville    Cherry
              Creek II        200                         $2,735
Savannah     Long Point II    352                            583
Greensboro   Bridford
              Lake II         200                          1,193
                              ---                         ------
                              752                         $4,511

     ----------
     (1) Adjoins the Company's Adams Farm community.

Recent Events

     Sale of Common Stock. In a public offering completed on June 14, 1996, the Company issued 2,500,000 shares of common stock at $21.50 per share for net proceeds of $50.6 million. On July 16, 1996 pursuant to the exercise of the overallotment option given to the underwriters, the Company issued an additional 272,900 shares of common stock for net proceeds of $5.5 million. The Company intends to use the net proceeds to acquire and develop additional apartment properties. Pending such uses, the Company has invested the excess proceeds in marketable securities.

     Acquisitions. In the nine month period ended September 30, 1996, the Company acquired the following communities (dollars in thousands):

           Community           Location           Units            Cost
           ----------          --------           -----         -------
           Crestview           Austin, Texas        161         $10,100
           Sedona Springs      Austin, Texas        396          27,324
           Mariner Club        Ft. Lauderdale,
                                Florida             304          18,000
           Essex Place         Tampa, Florida       148           5,075
           Shoal Run           Birmingham,
                                Alabama             276          10,800
           Estate on
           Quarry Lake         Austin, Texas        302          18,000
           Country Club Place  Ft. Lauderdale,
                                Florida             152           8,600
                                                  -----         -------
                                                  1,739         $97,899

     Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties pursuant to detailed plans and specifications agreed to by the Company (dollars in thousands):

  Community                 Location          Units        Cost   Completion
  ---------                 --------          -----   ---------   ----------
  Creekside at Homes at
    Legacy                  Dallas, Texas       380     $28,500   2Q 1998
  Villages of Prairie
    Creek I                 Dallas, Texas       236      17,700   2Q 1998
  Villages of Prairie
    Creek II                Dallas, Texas       200      15,000   3Q 1999
                                                ---     -------
                                                816     $61,200

     The Company will acquire title to these communities upon completion of construction for an amount equal to the lesser of the seller s actual cost or the budgeted cost agreed to by the Company. The Company will pay the seller additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas. Although the third party developer bears the development and construction risk, the Company will actively monitor construction quality of the communities.

      Development Activity. During the nine month period of 1996, the Company bought one tract of land in Atlanta for $3.5 million on which a 424 unit community to be named Madison at Sweetwater Creek will be built. The Company also bought two tracts in Richmond for $3.9 million on which a 506 community to be named Madison at Spring Oak will be built.

     Credit Line. On June 28, 1996, the Company renewed its $100.0 million unsecured, revolving credit agreement with its primary commercial bank. Borrowings under the line bear interest at 0.65% above the thirty day London Interbank Offered Rates, and subject to the bank s approval, may be renewed annually. On October 8, 1996, the Company entered into an additional $30.0 million unsecured, revolving credit agreement with a second commercial bank. Borrowings under this line bear interest at 0.75% above the thirty day London Interbank Offered Rates, and may be renewed annually subject to the bank's approval. The Company maintains the credit lines to finance apartment acquisitions and development and for general corporate purposes.

     Credit Rating Assigned. On July 10, 1996, Duff & Phelps Credit Rating Co. assigned its BBB+ rating to the Company's outstanding $360.0 million of senior notes and its BBB rating to the Company's cumulative convertible preferred stock. The Company had previously received ratings on its senior notes of BBB+ from Standard & Poor's and Baa2 from Moody's Investors Service. All these ratings are "investment grade".

Results of Operations for the Nine Months Ended September 30, 1996 and 1995.

     Rental Markets. Rental markets were weaker in the nine month period of 1996 than in the same period in 1995 primarily as a result of new apartment construction, and the Company s apartment portfolio has experienced occupancy in 1996 approximately 2.0% below the 95% average occupancy experienced throughout 1995 as the result of both weaker markets and the purchase of several communities still in their initial lease up. The Company believes that if general economic activity, job growth and household formation remain strong, serious weakness should not develop in 1996 or 1997 as a result of overbuilding.

     Rental Operations - Total Portfolio. The operating performance of the Company's apartment portfolio is summarized in the following table (dollars in thousands except average monthly rent):

                                  Change from            Nine Months
                         % Change 1995 to 1996        1996         1995
                         -------  ------------    --------     --------
     Rents                   24%      $24,845     $129,448     $104,603

     Operating expenses      25         7,153       35,907       28,754
     Taxes and insurance     21         2,310       13,352       11,042
                             ---      -------     --------      -------
     Subtotal                24         9,463       49,259       39,796
     Depreciation            34         6,270       24,770       18,500
                             ---      -------     --------      -------
     Total expenses          27        15,733       74,029       58,296
                             ---      -------     --------      -------
     Net operating income    20%       $9,112      $55,419      $46,307

     Average occupancy(1)    (1.9)%(4)               93.3%        95.2%
     Average monthly rent(2)  6.7%                    $666         $624
     Expense ratio(3)         0.1% (4)               38.1%        38.0%

     ----------
     (1) Represents the average physical occupancy at each month end for the period held.
     (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September 30.
     (3) Represents total of operating expenses, taxes and insurance divided by rental revenues.
     (4) Represents increase or decrease between periods.

     With Merry Land's acquisition of new communities and the delivery of 222 units from the Company's development program, the weighted average number of apartments owned rose to 23,167 in the nine month period of 1996 from 19,858 in the nine month period of 1995, and rental revenues and expenses rose accordingly. Company wide occupancy at September 30, 1996 totaled 94.4%, down from 96.0% at the same date in 1995.
     The 6.7% increase in portfolio average rental rates in the nine month period of 1996 from the nine month period of 1995 resulted from both higher rents at the Company s continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1995 and 1996, whose monthly rents averaged $775 at September 30, 1996, versus the total portfolio average of $666.

     Rental Operations - Comparable Communities. The performance of the
18,410 units which the Company held for the nine month period of both 1996 and 1995 ("comparable communities" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):

                                          Change from         Nine Months
                                % Change  1995 to 1996      1996        1995
                                --------  ------------  --------     -------
     Rental income                  2.7%      $2,663    $100,223     $97,560
     Personnel                      5.2          513      10,318       9,805
     Utilities                     (1.3)         (77)      5,868       5,945
     Operating                     13.3          605       5,171       4,566
     Maintenance and grounds        5.8          400       7,283       6,883
     Taxes and insurance           (9.1)        (939)      9,375      10,314
                                  -----        ------    -------      ------
     Subtotal                       1.3          502      38,015      37,513
     Depreciation                   3.2          554      17,987      17,433
                                  -----        -----     -------      ------
     Total Expenses                 1.9        1,056      56,002      54,946
                                  -----        -----     -------      ------

     Net operating income           3.8%      $1,607     $44,221     $42,614

     Average occupancy(1)          (1.3)%(4)               93.9%       95.2%
     Average monthly rent(2)       3.4%                     $632        $611
     Expense ratio(3)             (0.6)%(4)                37.9%       38.5%

     ----------
     Comparable community results do not include Gwinnett Crossing, a 314 unit community, or Cherry Creek, a 127 unit community, which were owned for the nine month periods of 1996 and 1995. A 260 unit community adjacent to Gwinnett Crossing was acquired in 1995 and combined with that community. The Cherry Creek community was acquired in December 1994 and is currently being renovated. It has been combined with a development community which contains 280 additional units.

     Rental income rose by $2.7 million or 2.7% for those properties held for all of both periods, as a result of 1.3% lower occupancy and 3.4% higher average rental rates. At September 30, 1996 same property occupancy was 95.0%, down from 96.3% at September 30, 1995, as newly completed apartment construction reduced occupancy in some of the Company s markets.
     Operating expenses increased $0.5 million or 1.3% in 1996 from the same period in 1995. An unusually severe winter caused higher than expected operating and maintenance expenses and also led to a number of out of service units due to frozen pipes. Personnel costs accounted for $0.5 million of the increase, resulting primarily from higher life and health insurance premiums (because the Company extended coverage to its employees dependents) and the vesting of additional employees in the Company's ESOP. Utilities expense decreased by $0.1 million or 1.3% as the Company has begun passing through a portion of its water expense to the residents. Off site property management expense, which is allocated to the communities, rose $0.3 million as the Company established additional corporate positions in training, marketing and maintenance. Accruals for property taxes and insurance decreased by $0.9 million to reflect lower than expected millage rates, the successful appeal of the assessed values for several properties and discounts allowed for early payment.

     Rental Operations - Development Communities. $38.4 million was expended in the nine month period of 1996 for apartments under development, bringing the cumulative investment to $58.8 million, including capitalized interest of $3.5 million. The Company expects to put approximately 500 units in service in 1996. Some dilution of earnings may occur to the extent that leasing lags behind the delivery of units.

     200 units of the Cherry Creek II community and 22 units of the Madison at River Sound community, in the Company's development program, were delivered in the second and third quarters of 1996. As discussed above, the 280 Cherry Creek II community is adjacent to the existing 127 unit Cherry Creek community which is being renovated and these two communities are operated together. The operating results for the nine month period of 1996 and 1995 for both phases of Cherry Creek and the Madison at River Sound are summarized in the following table (dollars in thousands):
                                                Nine months
                                            -------------------
                                            1996           1995
                                            ----           ----
             Units                           349            127

             Rental income                $1,052           $473

             Operating expens                358            195
             Taxes and insurance              31             31
                                            ----           ----
             Subtotal                        389            226
             Depreciation                     77             74
                                            ----           ----
             Total expenses                  466            300
                                            ----           ----

             Net operating income           $586           $173

     At September 30, 1996, 86% of the 222 units delivered in the Cherry
Creek phase II and the Madison at River Sound were leased at an average rental rate of $810 per unit, or $.81 per square foot.

     Rental Operations - Other Communities. The Company defines "other communities" as those not included in comparable communities or development communities. At September 30, 1996, these communities included 5,497 units, of which 1,739 units were bought in the nine month period of 1996. The remaining units were bought in 1995, except for the 314 units of Gwinnett Crossing described above. The performance of the other communities for the nine month period of 1996 and 1995 are summarized in the following table (dollars in thousands):

                                             Nine months
                                      ----------------------
                                         1996           1995
                                      -------         ------
             Units                      5,497          2,698

             Rental income            $28,172         $6,571
             Operating expense          6,909          1,362
             Taxes and insurance        3,946            696
                                       ------         ------
             Subtotal                  10,855          2,058
             Depreciation               6,706            993
                                       ------         ------
             Total expenses            17,561          3,051
                                       ------         ------

             Net operating income      $10,611         $3,520

     Interest, Dividend and Other Income. Interest, dividend and other income are summarized in the following table (dollars in thousands):

                                               Nine months
                                          ---------------------
                                            1996           1995
                                          ------         ------
             Interest income              $1,730         $3,328
             Dividend income               2,246            620
             Other income                  5,106          1,347
                                          ------         ------
             Total                        $9,082         $5,295

     The increase in 1996 when compared to 1995 is due to higher dividend and other income. Interest income decreased as the Company liquidated a portion of its interest-bearing investments and acquired equity security investments. For the nine month period of 1996, the Company realized dividend income of $2.2 million and other income of $5.0 million on its equity security investments. The $5.0 million in other income was generated from the sale of a portion of the equity security investments. At September 30, 1996 the Company's equity security investments totaled $27.7 million, down from $46.0 million at December 31, 1995 and an average of $43.5 million for the nine months of 1996.

     Interest Expense. Interest expense totaled $17.1 million in the nine month period of 1996, up from $9.9 million in the nine month period of 1995. Average debt outstanding rose to $369.3 million in the nine month period of 1996 from $227.6 million in the nine month period of 1995, primarily as a result of the issuance of the 6.875% and 7.25% senior unsecured notes in 1995 and the assumption of $22.3 million of mortgage debt when the Mariner Club and Estate of Quarry Lake communities were acquired in April and September of 1996. The weighted average interest rate charged on all the Company s debt increased to 7.0% in the nine month period of 1996 from 6.7% for the nine month period in 1995, primarily as a result of the replacement of short-term financing with the 6.875% and 7.25% senior unsecured notes and an average interest rate of 8.9% on the mortgage debt assumed. During the nine month period of 1996, $2.0 million of interest related to the Company's development projects was capitalized.

     General and Administrative Expenses. General and administrative expenses in the nine month period of 1996 were $2.2 million, representing 1.7% of rental revenues and 3.2% of funds from operations. For all of 1995, expenses averaged 1.7% of rental revenues and 3.0% of funds from operations.

     Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $2.2 million in the nine month period of 1996 and $1.6 million in the nine month period of 1995. Gains in both years came primarily from the sale of securities. In the nine month period of 1996, 162,000 shares of First Financial Holdings, Inc. were sold on the open market. At September 30, 1996, the Company owned 38,000 shares of First Financial, which were sold on the open market after the end of the quarter.

     Net Income. Net income totaled $46.8 million in the nine month period of 1996 and $41.5 million for the nine month period of 1995. Net income available for common shareholders totaled $32.1 million in the nine month period of 1996 and $28.3 million for the nine month period of 1995. The increases in net income and net income available for common shareholders for 1996 when compared to 1995 arose principally from substantially increased operating income from apartments due to the growth of the Company s apartment holdings, as well as increases in other income and net realized gains. Net income per common share in the nine month period of 1996 increased to $.91 from $.85 in the nine month period of 1995.

     Dividends to preferred shareholders. Dividends to preferred shareholders totaled $14.8 million in the nine month period of 1996 and $13.2 million in the nine month period of 1995. Preferred dividends are summarized in the following table (dollars in thousands):
                                                            Nine months
                                                       --------------------
                                                          1996         1995
                                                        ------        -----
     Series A Preferred share dividends                $   734      $ 1,133
     Series B Preferred share dividends                  6,615        6,615
     Series C Preferred share dividends                  7,417        5,412
                                                        ------        -----
     Total preferred dividends                         $14,766      $13,160

     The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the period. Holders of the Company s Series A Preferred Stock have converted 4.2 million of the 4.6 million Series A shares originally issued in June 1993 into 5.6 million shares of the Company s common stock as the common dividend was raised above the equivalent preferred dividend. In March and April 1995 the Company issued 4.6 million shares of the Series C Convertible Preferred Stock.

     Funds From Operations. Funds from operations rose 19% to $69.5 million in the nine month period of 1996 as compared to $58.2 million in the nine month period of 1995. Funds from operations available to common shares rose 21% to $54.7 million in the nine month period of 1996 compared to $45.1 million in the nine month period of 1995. These increases were principally due to increased rental operating income resulting from the growth of the Company s apartment holdings and increased other income. On a fully diluted per share basis, funds from operations increased 11% to $1.51 in 1996 from $1.36.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                            Nine Months
                                                       --------------------
                                                          1996         1995
                                                       -------      -------
     Net income                                        $46,836      $41,457
     Less preferred dividends paid                      14,766       13,160
                                                       -------      -------
     Net income available for common shares             32,070       28,297

     Add depreciation of real estate owned              24,863       18,612
     Less net realized gains                             2,238        1,641
     Plus non-recurring expenses                             -         (200)
                                                       -------       ------
     Funds from operations available to
       common shares                                    54,695       45,068
     Add preferred dividends                            14,766       13,160
                                                       -------      -------
     Funds from operations-fully diluted               $69,461      $58,228

     Weighted average common shares
       outstanding -
       Primary                                           35,303      33,232
       Fully diluted                                     46,029      42,738

     Funds from operations per share-
       Primary                                            $1.55       $1.36
       Fully diluted                                      $1.51       $1.36

     The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company s operating performance, or as a measure of the Company s liquidity. Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company s funds from operations by $0.6 million and $0.5 million in the nine month periods of 1996 and 1995, respectively.

Liquidity and Capital Resources

     Financial Structure. At September 30, 1996, total debt equaled 34% of total capitalization at cost, and 27% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                  Equity at
                                                      % of           Market    % of
                                         Cost        Total            Value    Total
                                     --------        -----         --------    -----
     Advances under line of
      credit                          $      -                    $       -
     Mortgage loans                     22,332                       22,332
     6.625% senior unsecured notes,
       1999                             40,000                       40,000
     6.625% senior unsecured notes,
       2000                             40,000                       40,000
     6.625% senior unsecured notes,
       2001                             40,000                       40,000
     7.25% senior unsecured notes,
       2002                             40,000                       40,000
     6.875% senior unsecured notes,
       2003                             40,000                       40,000
     6.875% senior unsecured notes,
       2004                             40,000                       40,000
     7.25% senior unsecured notes,
       2005                            120,000                      120,000
                                       -------                      -------
     Total debt                        382,332          34%         382,332     27%            27%

     Common and preferred
       equity (1)                      748,923          66%       1,027,269     73%          73%
                                     ---------         ----      ----------    ----   ----
     Total capitalization           $1,131,255          100%      1,409,601    1 00%
                                     ---------          ----     ----------    ----

     (1) Assumes conversion of all outstanding preferred stock into common stock.

     At September 30, 1996, the Company had no borrowings outstanding under its line of credit. Borrowings under the line bear interest at 0.65% above the thirty day London Interbank Offered Rates.
     It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At September 30, 1996, the Company had two mortgage loans outstanding, which were assumed in April and September of 1996 in connection with the purchase of the Mariner Club and Estate on Quarry Lake communities.
     The Company's preferred stock and its senior notes are rated investment grade by Standard & Poor's Corporation, Moody's Investors Services, Inc., and Duff & Phelps Credit Rating Co.

     Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities, by liquidating marketable securities and short term investments and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions and development and capital improvements. The Company has reduced its holdings of marketable securities which were acquired as a temporary investment pending the acquisition or development of additional apartment communities. The Company intends to continue to liquidate its portfolio of marketable securities as market conditions allow and invest in additional apartment communities.
     The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets. The following table summarizes the estimated future capital requirements for apartment communities under development and capital sources as of September 30, 1996 through completion of all committed developments without considering additional acquisitions, debt repayments or possible additional sales of debt or equity securities (dollars in thousands):

    Estimated capital requirements:
    -------------------------------
    Development communities expected costs                     $208,500
    Less development costs paid thru 9/30/96                    (58,800)
                                                               --------
                                                                149,700
    Acquisition of communities under development                 61,200
                                                               --------
    Total future development commitments                        210,900

    Estimated capital sources:
    -------------------------
    Cash on hand at 9/30/96                                    $ 23,233
    Marketable securities held at 9/30/96                        30,148
    Funds available under line of credit                        123,500
                                                               --------
    Total capital sources                                       176,881
    Excess of capital requirements over sources                $ 34,019
                                                               --------

     Additional new developments or acquisitions of existing apartment communities will further increase the Company's capital requirements.
The Company expects to fund the excess of capital requirements over capital sources with cash provided by operating activities and proceeds from the issuance of stock under the Company's Dividend Reinvestment and Stock Purchase Plans. At September 30, 1996, the Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow only $123.5 million on an unsecured basis.

     Cash Flows. The following table summarizes cash flows for the nine month periods of 1996 and 1995 (dollars in thousands):
                                         Sources and Uses of Cash:
                                         -------------------------
                                                 Nine Months
                                         -------------------------
                                             1996           1995
                                         ------------   ----------
     Operating activities               $ 74,493         $  65,443
     Sales of Merry Land common and
      preferred stock                     66,464           118,525
     Net borrowings                       22,332            91,621
     Other                                   187             6,346
                                         -------          --------
     Total sources of cash               163,476           281,935

     Acquisitions of and improvements
      to properties                     (109,061)         (142,093)
     Development of properties           (38,421)           (4,954)
     Dividends paid                      (54,743)          (48,078)
     Other                                  (172)            (2,871
                                        ---------         ---------
     Total uses                         (202,397)         (197,996)
                                        ---------         ---------
     Increase (decrease) in cash, cash
     equivalents and marketable
     securities                         ($38,921)           $83,939

     Cash, cash equivalents and marketable securities decreased by $38.9 million in 1996 as the Company invested funds raised in the debt and equity offerings in 1995 in apartments. With the expansion of the Company s apartment holdings, operating cash flow has grown to $74.5 million in the nine month period of 1996 from $65.4 million in the nine month period of 1995. In the first nine months of 1996, sales of Merry Land common stock included the issuance of 2,772,900 shares of common stock in a public offering at $21.50 per share for net proceeds of $56.1 million and $9.5 million issued under the Company's Dividend Reinvestment and Stock Purchase Plans. The primary use of cash has been apartment acquisitions and improvements. Expenditures for apartment communities under development increased to $38.4 million in the first nine months of 1996 from $5.0 million in the first nine months of 1995 as the level of construction increased. The Company expects development expenditures to increase further for the remainder of 1996 and in 1997 as construction of additional apartment communities commences. Dividends paid in the nine month period of 1996 increased from the same period in 1995 due to an increase in the average amount of stock outstanding and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.37 in the first quarter of 1996 from $0.35 per share.

     Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the project.
     The following table summarizes the capital expenditures for the nine month periods of 1996 and 1995 (dollars in thousands, except per unit data):

                                                   Nine Months
                                           -------------------
                                              1996         1995
                                           -------      -------
     Apartment communities:
      Acquisitions                          $98,991     $131,308

      Development projects:
        Development costs                    36,459        4,235
        Capitalized interest                  1,962          719
      Replacements for stabilized
       communities (1)                        3,992        2,286
      Improvements                            5,356        7,863
     Commercial properties                      342          310
     Corporate level expenditures               380          326
                                             ------      -------
                                           $147,482     $147,047
     Per Unit:
       Replacements for stabilized
         communities (1)                       $217         $167
      Improvements (2)                         $221         $370
     ----------

     (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the nine month period of 1996, 18,410 units were stabilized as compared to 13,665 units in the nine month period of 1995.
     (2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

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

  (4)    Instruments Defining Rights of Security Holders, Including Indentures

  (4.1) The Company's $120,000,000 7 1/4% Notes due 2005 (incorporated herein by reference to Item 7, Exhibit 4A to the Company s Form 8-K filed June 23, 1995).

  (4.2) Indenture (incorporated herein by reference to Item 7, Exhibit
        4B to the Company's Form 8-K filed June 23, 1995).

  (4.3) First Supplemental Indenture (incorporated herein by reference to Item 7, Exhibit 4C to the Company's Form 8-K filed June 23,
        1995).

  (4.4) The Company s $40,000,000 7 1/4% Notes due 2002 (incorporated herein by reference to Exhibit 4A to the Company's current report on Form 8-K filed September 1, 1995).

  (4.5) The Company's $40,000,000 6.875% Notes due 2003 and $40,000,000
        6.875% Notes due 2004 incorporated herein by reference to Exhibit 4A to the Company's current report on Form 8-K filed November 8, 1995.

  (10)  Material Contracts.

  (10.1) Credit Agreement between the Company and Lenders for a $100 million credit facility (incorporated herein by reference to Item 7, Exhibit 10 to the Company's current report on Form 8-K filed July 15, 1996).

  (10.2) Credit Agreement between the Company and Lenders for a $160 million credit facility (incorporated herein by reference to Item 7, Exhibit 10 to the Company's current report on Form 8-K filed July 14, 1995).

  (10.3) $120,000,000 6.625% Senior Notes/Note Purchase Agreement
         (incorporated herein by reference to Exhibit 10.ii of Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

  (10.4) 1993 Incentive Stock Option Plan (incorporated herein by reference to
         Exhibit (10.2.1) of item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  (10.5) Executive Officer Restricted Stock Loan Plan, as amended
         (incorporated herein by reference to Exhibit (10.2.2) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  (10.6) Employee Stock Ownership Plan and Trust Agreement (incorporated herein by reference to Exhibit (10.2.3) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  (10.7) 1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit (10.2.4) of Item 14 of the Company's Annual Report of Form 10-K for the year ended December 31, 1993).

  (10.8) 1995 Stock Option and Incentive Plan (incorporated herein by reference to Appendix "B" to the Company's 1995 Proxy Statement on Form DEF-14A filed March 27, 1995).

  (10.9) Line of Credit Agreement (unsecured) (incorporated herein by reference to Item 7, Exhibit 10 to the Company's current report on Form 8-K filed October 23, 1996).

  (27)   Financial Data Schedules

 b. Reports on Form 8-K and K-/A:

  Form  Date Filed      Items Reported        Financial Statements Filed
  ----  ----------      --------------        --------------------------
  8-K   August 2, 1996  Acquisition of        Financial Statements
                        Mariner Club and      were filed on the
                        Sedona Springs        Company's current report
                        Apartments.           on Form 8-K filed 8/2/96.

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

November 5, 1996