Form 10-Q/A
period 1996-09-30
MERRY LAND & INVESTMENT CO INC
filed 1996-12-06
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10Q/A



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

Liquidity and Capital Resources

     Financial Structure. At September 30, 1996, total debt equaled 34% of total capitalization at cost, and 27% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                  Equity at
                                                      % of           Market    % of
                                         Cost        Total            Value    Total
                                     --------        -----         --------    -----
     Advances under line of
      credit                          $      -                    $       -
     Mortgage loans                     22,332                       22,332
     6.625% senior unsecured notes,
       1999                             40,000                       40,000
     6.625% senior unsecured notes,
       2000                             40,000                       40,000
     6.625% senior unsecured notes,
       2001                             40,000                       40,000
     7.25% senior unsecured notes,
       2002                             40,000                       40,000
     6.875% senior unsecured notes,
       2003                             40,000                       40,000
     6.875% senior unsecured notes,
       2004                             40,000                       40,000
     7.25% senior unsecured notes,
       2005                            120,000                      120,000
                                       -------                      -------
     Total debt                        382,332          34%         382,332     27%

     Common and preferred
       equity (1)                      748,923          66%       1,027,269     73%
                                     ---------         ----      ----------    ----
    Total capitalization            $1,131,255          100%      1,409,601    1 00%
                                     ---------          ----     ----------    ----

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

December 5, 1996