Form 10-K405
period 1996-12-31
MERRY LAND & INVESTMENT CO INC
filed 1997-03-25
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 ___________

                                   Form 10K
                                 ___________
   (Mark One)
         XX    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended
                              December 31, 1996
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                      Commission file number: 001-11081

                       State of Incorporation: Georgia

               I.R.S. Employer Identification Number:  58-0961876
                                 ___________

                    Merry Land & Investment Company, Inc.
            (Exact Name of Registrant as Specified in Its Charter)
                                P.O. Box 1417
                              Augusta, Georgia
                   (Address of Principal Executive Offices)
          706 722-6756	                                    30903
     (Registrants Telephone 	                            (Zip Code)
Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
   Title of Each Class                            on Which Registered
   -------------------                           --------------------
	Common  Stock, no par value                     New York Stock Exchange
	$1.75 Series A Cumulative
        Convertible Preferred Stock 	            New York Stock Exchange
	$2.15 Series C Cumulative
        Convertible Preferred Stock 	            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes X . No____.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non affiliates of the registrant on January 31, 1997: Common Stock, no par value - $778,561,854 (all shares other than those owned or controlled by officers, directors, and 5% shareholders).

The number of shares of common stock outstanding as of January 31, 1997 was 38,143,781.

Documents incorporated by reference: The 1997 definitive proxy statement to be mailed to shareholders for the annual meeting scheduled for April 21, 1997, is incorporated by reference into Part III of this form 10-K.

Table of Contents


Part I

Item 1  	Business

Item 2  	Properties

Item 3  	Legal Proceedings

Item 4  	Submission of Matters to a Vote of Security Holders

Part II

Item 5  	Market for the Registrants Common Stock and Related
	        Shareholders Matters

Item 6	  Selected Financial Data

Item 7  	Managements Discussion and Analysis of Financial
	        Condition and Results of Operations

Item 8	  Financial Statements and Supplementary Data

Item 9	  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Part III

Item 10  	Directors and Executive Officers of the Registrant

Item 11  	Executive Compensation

Item 12  	Security Ownership of Certain Beneficial Owners and
          Management

Item 13  	Certain Relationships and Related Transactions

Part IV

Item 14	  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

Part I
Item 1 - Business

	This filing includes statements that are forward looking statements regarding expectations with respect to market conditions, development projects, occupancy rates, capital requirements and sources.
These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties and environmental concerns, any of which may cause actual results to differ from the Companys current expectations.

The Company

	Merry Land & Investment Company, Inc. is the largest owner and operator of upscale garden apartments in the South. At December 31,1996, the Company had a total equity market capitalization of over $1.1 billion and owned a high quality portfolio of 91 apartment communities containing 24,936 units. The communities are geographically diversified through the Southern United States, located in twenty-seven metropolitan areas, each with a population in excess of 250,000, extending from the Washington, D.C. area to Texas and Florida. Substantially all of the Companys apartment communities command rental rates in the upper range of their markets.

	Operating Strategy. The Companys strategy is to own and operate a significant number of communities in every major market in the Southern United States, and to establish a reputation recognized among apartment dwellers throughout this region for high quality communities and first class service. The accomplishment of this strategy should allow the Company to increase funds from operations and distributions to shareholders by producing greater cash flows at each apartment community through significant marketing advantages and operating efficiencies. The Company adds to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage (primarily from merchant builders) and by developing communities from the ground up.

	Growth. In recent years Merry Land has grown primarily through the acquisition of apartment communities, but in late 1994 commenced a program of apartment development. At December 31, 1996, the Company had four communities with 1,358 units under construction and four communities with 1,590 units under development, for a total development program of 2,948 units. These communities are expected to be completed throughout 1997, 1998 and 1999 at a total cost of approximately $212.1 million. In 1996, the first 414 units of new construction were delivered for occupancy. Merry Land expects future growth to continue to come primarily from acquisitions, rather than from development. The following table summarizes the Companys growth in recent years (dollars in thousands):

   		                         1996      	1995    	1994    	1993    1992
                              ----       ----     ----     ----    ----
	Units acquired              2,475      3,444    4,872    7,452   2,845
	Units developed               414          -        -        -       -
	Total units owned at
          end of period     24,936     22,296   18,852   13,981   6,529
	Total cost of
            apartments  $1,175,427 $1,009,056 $796,436 $554,589 $209,694
	Total apartment
         rental incom e $  176,053 $  144,283 $101,667 $ 54,565 $ 22,460


	Merry Land, headquartered in Augusta, Georgia, became an independent publicly owned company in 1981 and has been a REIT since 1987.

                        	Recent Developments

	Acquisitions. In 1996, the Company acquired eleven apartment communities containing 2,475 units at a cost of $137.6 million (dollars in thousands):

	Community	                Location                Units	        Price
----------                 --------                 -----         -----
	Country Club Place       	Ft. Lauderdale, Florida    152      $  8,600
	Essex Place	              Tampa, Florida	            148	        5,075
	Estate at Quarry Lake     Austin, Texas	             302	       18,000
	Madison at the Arboretum  Austin, Texas	             161	       10,100
	Mariner Club	             Ft. Lauderdale, Florida	   304	       18,000
	Plantations at Killearn   Tallahassee, Florida       184        	7,365
	Regency		                 Charlotte, North Carolina  178       	11,200
	Sedona Springs           	Austin, Texas              396        27,324
	Shoal Run	                Birmingham, Alabama	       276	       10,800
	Valencia Plantation	      Orlando, Florida           194        10,000
	Waterford Place	          Nashville, Tennessee      	180       	11,100
                                                     ----      --------
                                                			 2,475      $137,564

	Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties (dollars in thousands):

                                                 					 Estimated   Estimated
	Community	                   	Location      Units         	Cost	 Completion
----------                     --------      -----     ---------  ----------
	Creekside Homes at Legacy     Dallas, Texas   380	      $28,500    	2Q 1998
	Villages of Prairie Creek I   Dallas, Texas   236      	 17,700	    2Q 1998
	Villages of Prairie Creek II  Dallas, Texas   200	      	15,000    	3Q 1999
                                              ----       -------
 		                                          	 816       $61,200

	The Company will acquire title to these communities upon completion of construction for an amount equal to the lesser of the budgeted cost or the sellers actual cost. The Company will pay the seller additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas. Although the third party developer bears the development and construction risk, the Company will actively monitor construction quality of the communities.

	Development Activity. At the beginning of 1996, the Company had three communities under construction in Atlanta, Nashville and Savannah, and during the year started construction on two other communities in Greensboro and Richmond. For the year, construction costs for these five communities totaled $50.9 million. 414 units at a cost of $28.4 million were completed and placed in service, including all 280 units at the Cherry Creek community in Nashville and 134 units at the Madison at River Sound community in Atlanta. During 1996, the Company also purchased land in Atlanta, Nashville and Richmond for three development communities which will start in 1997. In 1996, the Companys cumulative investment in its development program increased by $63.1 million to $84.0 million.

	Sale of Community. On December 30, 1996, the Company sold Hunters Chase community in Cleveland for $15.0 million, recognizing a gain of $1.5 million. Hunters Chase was acquired along with another Ohio community in 1994 as part of a twelve property portfolio transaction and it did not conform to Merry Lands strategy of building a Southern apartment franchise.

	Sale of Preferred Stock. In a public offering completed on December 5, 1996, the Company issued 1.0 million shares of Series D Cumulative Redeemable Preferred Stock at $50.00 per share for net proceeds of $48.7 million. This issue bears a coupon of 8.29%. The Company intends to use the net proceeds to acquire and develop additional apartment properties.

	Sale of Common Stock. In a public offering completed in July, 1996, the Company issued 2.8 million shares of common stock at $21.50 per share for net proceeds of $56.0 million. The Company has invested the excess proceeds in apartment acquisitions and development.

	Credit Line Renewed. In June, 1996, the Company renewed its $100.0 million unsecured, revolving credit agreement with its primary commercial bank.
Borrowings under the line bear interest at 0.65% above the thirty day London Interbank Offered Rates, and subject to the banks approval, may be renewed annually. On October 8, 1996, the Company entered into an additional $30.0 million unsecured, revolving credit agreement with a second commercial bank. Borrowings under this line bear interest at 0.75% above the thirty day London Interbank Offered Rates, and may be renewed annually subject to the banks approval. The Company maintains the credit lines to finance apartment acquisitions and development and for general corporate purposes.

	Credit Rating Assigned. On July 10, 1996, Duff & Phelps Credit Rating Co. assigned its BBB+ rating to the Companys outstanding $360.0 million of senior notes and its BBB rating to the Companys preferred stock. The Company had previously received ratings on its senior notes of BBB+ from Standard & Poors and Baa2 from Moodys Investors Service. All these ratings are investment grade.

Organization

	Merry Land is an operating company which maintains a centralized corporate structure, managing all its communities and conducting all its corporate level activities (including accounting, general property management activities and acquisitions and development) from its offices in Augusta. The Company does not provide services to third parties and has no partners in any of its investments or other activities.
	The Company manages its properties under the trade name Merry Land Apartment Communities. Each community functions as an individual business unit according to well developed policies and procedures. Each apartment community is operated by an on-site Property Manager and staff who are extensively trained by the Company in sales, management, accounting, maintenance and other disciplines. Property Managers report to twelve Regional Property Managers who report to the Companys four Area Property Managers. Regional Property Managers are located at communities in Raleigh, Charlotte, Augusta, Atlanta (2), Charleston, Jacksonville, Orlando, Tampa, Ft. Lauderdale, Dallas and
Austin. Area Property Managers are located in Charlotte, Atlanta, Orlando, and Dallas and are supported by training, marketing and maintenance specialists.
	The Company has 753 employees. Of this number 685 work at its apartment communities, 31 are employed in accounting, administrative and general management, 28 in corporate level property management and 9 in acquisitions and development. A significant portion of the compensation of on site personnel is tied to achievement of community cash flow targets. All employees have the opportunity to become shareholders through the Companys Employee Stock
Ownership Plan. Management personnel (36 individuals or 5% of total employees) participate in the Companys stock option and stock purchase plans, further aligning their interests with those of its shareholders.

Market Conditions

	Apartment construction in the nine states which the Company considers to be its market area has risen in recent years, rising from 41,000 in 1992 to 112,000 in 1995. In 1996, this increased supply has led to somewhat softer markets throughout the South. The Companys overall occupancy at communities it held for all of 1995 and 1996 averaged 93.9% for 1996 versus 95.2% for 1995. Despite lower occupancy, rental revenues for these same store communities rose
2.1% over this period as a result of higher rental rates.	Nevertheless, the
Company believes that a generally favorable long term relationship between aggregate supply and demand exists for apartment rentals in its Southern markets. The Companys nine state market area has experienced growth in households, a key determinant of apartment demand, well in excess of national averages during the 1980s and 1990s. U.S. Census data indicate that from 1985 to 1995 total households in these states increased
17.5% versus an increase of 9.2% nationally. In the most recent year, households in these states increased 1.5% versus 0.7% nationally.

History

	Merry Land conducted its initial public stock offering in 1981 after having been spun off earlier that year from Merry Companies, Inc., one of the nations largest brick manufacturers, in connection with the latters acquisition by an Australian company. Merry Land was incorporated in 1966 and had remained a passive asset holding subsidiary of Merry Companies, Inc. until the 1981 spin-off, when active operations began. At that time, the Companys major asset was 4,700 acres of clay land, most of which it still owns and from which it continues to receive clay and sand royalties.
	The Company bought its first apartment in 1982 and has been actively involved in the acquisition and management of apartments since that date. In 1994 the Company began to buy newly completed communities and communities under construction from merchant builders and initiated a program of apartment development to complement its acquisition program. The Company is a Georgia corporation. It has its principal office at 624 Ellis Street, Augusta, Georgia 30901 and its telephone number is (706) 722-6756.

Part I
Item 2 - Properties

                                   Apartments

	The Company owns high quality apartment communities, substantially all of which command rental rates in the upper range of their markets. They are generally newer garden apartments, in wood frame two- and three-story buildings without elevators, with individually metered electric and gas service and individual heating and cooling systems. The Companys apartments are 47% one bedroom units, 47% two bedroom units and 6% three bedroom units. The units average 903 square feet in area, eight years of age, and are well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, club rooms, exercise facilities and hot tubs. Some of the Companys communities also offer racquetball courts, saunas, alarm systems and other features, including 1,780 enclosed garages.
 	Residents at the Companys apartments typically earn middle and upper middle levels of incomes.  They include young professionals, white collar workers, medical personnel, teachers, members of the military, single parents, single adults and young families. These residents are generally renters by choice -
they have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances.
The Company believes that demand for its apartments is primarily dependent on the general economic strength of each markets economy and its level of job creation and household formation, and is less sensitive to prevailing interest rate levels for home mortgage loans. There is a steady turnover of leases at the Companys communities, allowing rents to be adjusted upward as demand allows. Leases are generally for terms of from six to twelve months.
About two-thirds of the Companys units turn over each year, a rate the
Company believes is typical for higher end apartment communities.
	Merry Lands apartment communities are located in 27 metropolitan areas, each with a population in excess of 250,000 and none containing more than 14%
of the Companys portfolio. The Company believes that this diversification reduces the volatility of its aggregate rental occupancy and rental income. The Company also believes that specializing in high end Southern apartment communities will allow it to establish a recognized franchise in its market area and will allow it to achieve economies in marketing and operating its communities.
	The Company owns all its communities fee simple. Of its communities, only three are subject to encumbrances.  The following table summarizes the Companys apartment holdings by major market as of December 31, 1996 (dollars in millions):

                                          				Investment
	Market	    	                       Units        at Cost      % of Cost
-------                             -----     ----------      ---------
	Atlanta, Georgia                   3,480         $149.0          13%
	Dallas, Texas                      1,830          117.9          10%
	Jacksonville, Florida              2,550          105.8           9%
	Orlando, Florida                   2,096          101.3           9%
	Austin, Texas                      1,249           80.0           7%
	Ft. Lauderdale, Florida            1,144           71.6           6%
	Charlotte, North Carolina          1,801           70.5           6%
	Tampa, Florida                     1,449           64.6           5%
	Ft. Myers, Florida                 1,268           64.1           5%
	Others	                            8,069          350.6         	30%
                                   -----        --------         ----
	                                  24,936       $1,175.4        	100%

Item 102. Description of Property


Apartments

			                                                   Cost (1)    	Avg.      Avg.   Avg. Dec. Rent (2) 	  Avg.
	                              Date     Date              	(in Cost Per Unit Size   Month	    Sq.Ft.  Occupancy(3)
Name             	 Location   	Built	Acquired  Units	thousands) 	Unit(1) (Sq.Ft.)	 1995	1996 1995 1996  1995	1996
-----              --------    -----  -------  ----- ---------   ------   -------- ---- ---- ---- ----  ---- ----
Alabama
Shoal Run   	     Birmingham      1986   1996    276   $10,996  $39,839      903  $(4) $582  $(4) $0.64  (4)  85%

Florida
Indigo Plantation Daytona         1989   1994    304    11,531   37,930      882   549	 573   0.62 0.65   92%  88%

Waterford Village Delray Beach    1989   1994    236    13,632   57,762      910	   758 756   0.83 0.83   95%  92%

Country Club
      Place       Ft. Lauderdale  1987   1996    152     8,694   57,194    1,100	  (4)  838   (4)  0.76  (4)   94%
Laurel Gardens    Ft. Lauderdale  1989   1995    384    26,320   68,541    1,192	   849 864   0.73 0.72   92%  88%
Mariner Club     	Ft. Lauderdale  1988   1996    304    18,256   60,053      931   (4)	 875	  (4)  0.94  (4)   92%
Welleby Lake Club Ft. Lauderdale  1991   1993    304    18,323   60,274   	1,061    785 798   0.74 0.75   91%  91%
                                                ----    ------   ------    -----   ---- ----  ---- ----   ---  ---
	                                              1,144    71,593   62,581    1,076    830 846	  0.73 0.79   92%  91%

Beach Club	       Ft. Myers      1990    1995    320    12,282   38,382      872    582  600	 0.67 0.69   96%  92%
Colony Place     	Ft. Myers      1991    1993    300    18,388   61,294    1,136    739  753  0.65	0.66   98%  95%
Polos	            Ft. Myers      1991    1993    328    15,313   46,687      955    632  650	 0.66	0.68   96%  94%
Viridian Lake	    Ft. Myers      1991    1992    320    12,807   40,021      863    638	 647	 0.74 0.75   95%  92%
                                                ----    ------   ------    -----    ---  ---  ---- ----   ---  ---
                                           	   1,268    58,791   46,365      953    646  661	 0.68	0.70   96%  93%

Bermuda Cove    	 Jacksonville   1989    1994    350   15,756    45,018      912    661	 668	 0.72 0.73   99%  96%
Claire Point     	Jacksonville   1986    1993    256   13,673    53,410    1,010    674	 693	 0.67 0.69   98%  97%
Deerbrook	        Jacksonville   1983    1993    144    7,090    49,237    1,293    703	 739	 0.54 0.57   96%  94%
Princeton Square  Jacksonville   1984    1992    288    8,171    28,370      738	   495  520  0.67 0.70   96%  95%
Royal Oaks	       Jacksonville   1991    1993    284   12,335    43,434      816    607	 613	 0.74 0.75   98%  96%
Spicewood Springs Jacksonville   1986    1992    512   16,700    32,616      759	   511  527  0.67 0.69   97%  95%
Timberwalk	       Jacksonville   1987    1993    284   12,790    45,035      851    575	 592	 0.68 0.70   98%  98%
Waterford        	Jacksonville   1988    1993    432   19,266    44,598    1,066	   662  671  0.62 0.63   97%  95%
                                                ----   ------    ------    -----    ---  ---  ---- ----   --- ---
	                                              2,550  105,781    41,483      902    600  615	 0.67	0.69   97%  96%

Cypress Cove     	Melbourne      1990    1993    326   16,165    49,586    1,027    657  678	 0.64	0.66   91%  91%

Lakeridge
    at Moors      Miami          1991    1993    175   12,010    68,629      970    871	 844	 0.90 0.87   94%  95%

Auvers Village	   Orlando        1991    1993    480   22,682    47,254    1,021    651  675	 0.64	0.66   94%  97%
Bishop Park	      Orlando        1991    1993    324   16,944    52,297      903    616  637	 0.68	0.71   93%  94%
Conway Station   	Orlando        1987    1993    242   11,319    46,773      787    575  594	 0.73	0.75   93%  97%
Copper Terrace	   Orlando        1989    1992    300   11,828    39,427      902    657  665	 0.73	0.74   92%  94%
Lexington Park	   Orlando        1988    1993    252   11,269    44,717      799    585  601	 0.73	0.75   92%  89%
Mission Bay      	Orlando        1991    1993    304   17,261    56,780    1,087    748  763	 0.69	0.70   92%  91%
Valencia
    Plantation    Orlando        1990    1996    194    9,956    51,320	     899    (4)  684  (4)  0.76   (4)  96%
                                                ----   ------    ------     -----   ---  ---  ---- ----   ---  ---
	                                              2,096  101,260    48,311      930    643  663	 0.69	0.72   93%  94%

Augustine Club   	Tallahassee    1988    1993    222    8,370    37,705      900    625	 633	 0.69 0.70   95%  86%
Plantations
     at Killearn  Tallahassee    1990    1996    184    7,445    40,460    	 849    (4)  628  (4)  0.74   (4)  94%
                                                ----    -----    ------     ----    ---  ---  ---- ----   ---  ---
	                                                406   15,815    38,953      877    625  631	 0.69 0.72   95%  90%

Audubon Village   Tampa          1990    1993    447   20,254    45,311      849    615	 632	 0.72 0.74   96%  95%
Essex Place      	Tampa          1989    1996    148    5,330    36,014      834    (4)  626	 (4)	 0.75   (4)  97%
Falls            	Tampa          1985    1993    240    8,393    34,971      655    504  519	 0.77	0.79   95%  94%
Lofton Place	     Tampa          1988    1993    280   15,018    53,634      953    657  668	 0.69	0.70   96%  94%
Promenade        	Tampa          1994    1994    334   20,953    62,734      978    742	 764	 0.78 0.78   95%  95%
                                                ----   ------    ------     ----    ---  ---  ---- ----   ---  ---
 	                                             1,449   69,948    48,273      865    643  650	 0.74	0.75   96%  95%
Georgia

Belmont Crossing  Atlanta        1988    1993    316   13,334    42,196    1,023    615	 643  0.60 0.63   97%  96%
Belmont Landing   Atlanta        1988    1993    424   16,219    38,253      911    582	 611	 0.64 0.67   97%  97%
Champions Park  	 Atlanta        1987    1994    252   11,613    46,084      806    626  644	 0.78	0.80   98%  97%
Gwinnett
   Crossing (6)   Atlanta      1990/89 1992/95   574   20,515    35,741     	874    588  623  0.67 0.71   99%  96%
Harvest Grove	    Atlanta        1986    1992    376   11,057    29,407      927    574  593	 0.62	0.64   97%  95%
Lexington Glen	   Atlanta        1990    1993    480   31,295    65,198    1,095    807  853	 0.74	0.78   98%  93%
Madison at
   River Sound    Atlanta        1996    1996    134    9,284    69,285      834    (4)	 793	 (4)  0.95   (4)  63%
Shadowlake	       Atlanta        1989    1994    228    9,832    43,122    1,018    611  652	 0.60	0.64   99%  96%
Sweetwater Glen   Atlanta        1986    1992    200    6,097    30,484      802    556	 579	 0.69 0.72   97%  97%
Willow Trail	     Atlanta        1985    1993    224    7,808    34,856      860    561  587  0.65 0.68   97%  97%
Windridge	        Atlanta        1982    1994   	272   11,949    43,931      845    604	 629	 0.71 0.74   99%  95%
                                                ----   -----     -----      -----   ---  ---  ---- ----   ---  ---
                                           	   3,480  149,004    42,817      931    622  657	 0.67 0.71   98%  96%

Downtown         	Augusta         (5)     (5)     75    3,405    45,401      974    448  478	 0.46	0.49   93%  86%
South Augusta	    Augusta        1950    1984    110    1,725    15,685      707    305  314	 0.43	0.44   74%  63%
Woodcrest        	Augusta        1982    1982    248    8,511    34,317      875    502  519	 0.57	0.59   83%  75%
Woodknoll	        Augusta        1975    1982     52    1,539    29,595      900    451  477	 0.50	0.53   99%  95%
Other	            Augusta        1984    1984     	1       72    72,131    1,300    675	 675 	0.52 0.52  100% 100%
                                                ----    -----    -----     -----    ---  ---  ---- ----  ---  ---
        	                                        486   15,252    31,383      856    443	 447	 0.54 0.52   84%  76%

Greentree	        Savannah       1983    1986    194    7,218    37,206      852    544  569	 0.64	0.67   98%  95%
Huntington	       Savannah       1986    1992    147    5,229    35,571      812    578  606	 0.71	0.75   99%  97%
Magnolia Villa   	Savannah       1986    1986    144    5,529    38,399    1,119    572  603	 0.51	0.54   98%  96%
Marsh Cove       	Savannah       1983    1986    188    7,954    42,306    1,053    609  644	 0.58	0.61   98%  96%
West Wind Landing Savannah       1985    1993    192    7,110    37,029	   1,124    628  660  0.56 0.59   99%  99%
                                                ----    -----    -----     -----    ---  ---  ---- ----   ---  ---
       	                                         865   33,040    38,196      994    587  617	 0.60	0.63   98%  96%

Maryland

Clarys Crossing   Baltimore      1984    1994    198   12,060    60,908      938    786 	805  0.84 0.86   96%  95%


North Carolina

Timber Hollow	   Chapel Hill     1986    1991    198    6,577    33,219      735    614	 653	 0.84 0.89   99%  96%

Berkshire Place  Charlotte       1982    1990    240    8,856    36,901      882    594	 615	 0.67 0.70   96%  95%
English Hills	   Charlotte       1984    1994    280   10,465    37,376      688    536  559	 0.78	0.81   93%  93%
Hunt Club	       Charlotte       1990    1992    300   10,747    35,823      891    653  665	 0.73	0.75   98%  95%
Kimmerly Glen	   Charlotte       1986    1995    260    9,491    36,505      750    533  549	 0.71	0.73   95%  94%
Lake Point	      Charlotte       1984    1989    296   10,481    35,408      918    553  597	 0.60	0.65   97%  94%
Regency         	Charlotte       1986    1996    178   11,288    63,416      925    (4)  771	 (4)	 0.92   (4)  94%
Steeplechase	    Charlotte       1986    1994   	247    9,205    37,267      724	   537	 558  0.74 0.77   93%  96%
                                                ----   -----     -----      -----   ---  ---  ---- ----   ---  ---
	                                              1,801   70,533    39,163      823    569  610	 0.71	0.75    95% 94%

Adams Farm	      Greensboro      1987    1994    300   15,198    50,660    1,005    661  690	 0.66 0.69    98% 93%

Chatham Wood	    High Point      1986    1990    208    7,165    34,448      811    504  531	 0.62	0.65    97% 97%

Duraleigh Woods  Raleigh         1987    1994    362   18,326    50,625      784    635	 644	 0.81 0.82    96% 93%
Misty Woods	     Raleigh         1984    1991    360   11,122    30,894      766    554  587	 0.72	0.77    96% 97%
Sailboat Bay	    Raleigh         1986    1993    192    6,347    33,057      641    524  547	 0.82	0.85    98% 95%
Sommerset Place  Raleigh        	1983   	1990    144    5,464    37,946    	 780    610  626  0.78 0.80    97% 96%
                                                ----   -----     -----      -----   ---  ---  ---- ----    ---  ---
   	                                           1,058   41,259    38,998      751    584  605	 0.78	0.81    97% 95%
Ohio

Saw Mill       	Columbus         1987    1994    340   20,272    59,623    1,161    724  750	 0.65 0.65    91% 88%


South Carolina

Quarterdeck     	Charleston      1986    1989    230    9,550    41,521      810    551  589	 0.68	0.73   100% 100%
Summit Place	    Charleston      1985    1985    226    8,201    36,290      892    459  460	 0.51	0.52    89%  87%
Waters Edge 	    Charleston      1985    1988    200    7,796    38,979      911    539  547	 0.59	0.60    96%  93%
Windsor Place	   Charleston      1984    1989    224    8,104   	36,178      953    524  540  0.55	0.57    90%  88%
                                                ----   -----     -----      -----   ---  ---  ---- ----    ---  ---
	                                                880   33,651    38,240      892    518  534	 0.58	0.60    94%  92%

Hollows	         Columbia        1987    1991    212    6,467    30,507      762    497  516	 0.65	0.68    96%  95%

Haywood Pointe	  Greenville      1985    1991    216    6,864    34,448      848    537   560	0.63 0.66    98%  98%


Tennessee

The Landings    	Memphis        1986    1994     292   11,689   40,029       786    562  570	 0.72	0.73    89%  94%

Nashville

Cherry Creek (7) Nashville    1996/86   1994     407   23,977    58,911      902	   489  716  0.72 0.79    93%  91%
Waterford
      Plantation Nashville       1994    1996    180   11,183    62,129    1,027   	(4)  758  (4)  0.74    (4)  96%
                                                ----   -----     -----     -----    ---  ---  ---- ----    ---  ---
 	                                               587   35,160    59,898      940    488  729  0.72 0.78    93%  93%
Texas

Estate at
     Quarry Lake Austin          1995    1996    302   18,212    60,304      894    (4)	 852	 (4)  0.95    (4)  85%
Madison at the
     Arboretum   Austin          1995    1996    161   10,440    64,842      937    (4)	 840	 (4)  0.90    (4)  95%
Madison at
     Stone Creek Austin          1995    1995    390   23,735    60,860      862    790  789  0.92 0.92    82%  89%
Sedona Springs  	Austin          1995    1996    396   27,630    69,772      950    (4)	 888  (4)  0.93    (4)  88%
                                                ----   -----     -----      -----   ---  ---  ---- ----    ---  ---
	                                              1,249   80,016    64,064      907    790  842	 0.92	0.93    82%  88%

Madison at
   Cedar Springs Dallas          1995    1995    380   24,465    64,382      898    850 	870  0.95 0.97    91%  97%
Madison at
   Chase Oaks    Dallas          1995    1995    470   29,381    62,512      895    800  816  0.89 0.91    88%  91%
Madison on
   Melrose       Dallas          1995    1995    200   14,038    70,191      947    877 	908  0.93 0.96    68%  88%
Madison on
   the Parkway   Dallas          1995    1995    376   24,884    66,180      904    832	 851	 0.95 0.94    89%  85%
Madison at
   Round Grove   Dallas         	1995    1995    404    25,146   62,244      933	   789  790  0.85 0.85    91%  91%
                                                ----    -----    -----      -----   ---  ---  ---- ----    ---  ---

Virginia

Champions Club  	Richmond        1988    1994    212   10,396    49,036      776    629  656	 0.81	0.85    96%  93%
Hickory Creek	   Richmond        1984    1994    294   15,389    52,345      851    639  664	 0.75 0.78    96%  95%
                                                ----   -----     -----      -----   ---  ---  ---- ----    ---  ---
	                                                506   25,785    50,958      820    635  661	 0.78	0.81    96%  94%


TOTALS	                                       24,93 $1,175,427  $47,138      903   $639 $670 $0.70$0.74    95%  93%

(1) Represents the total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
(2) Represents the weighted average of rent charged for occupied units and rent asked for unoccupied units at month end.
(3) Represents average physical occupancy at each month end for the period held.
(4) Properties not owned during period indicated.
(5) These units consist of three locations, built and acquired at various times
(6) Includes 260 units acquired on April 28, 1995.
(7) 1995 amounts represent the initial  127 units owned.

                               Development  Communities

	At December 31, 1996, the Company had four communities with 1,358 units under construction (of which 134 units have been delivered) and four communities with 1,590 units under development as outlined below. These communities will be completed at an expected total cost of $212.1 million. In addition, the Company owns land for 1,072 additional units to be built in subsequent phases of development communities in Greensboro, Nashville and Savannah. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
	The Company has engaged experienced apartment developers to provide development and construction management services to the Company on a project by project basis. These developers are not partners of the Company and have no interest in the real estate or improvements which are owned in the fee simple by Merry Land. The developers fees are computed as a share of the value of the completed projects, based on agreed upon formulas, less actual costs. Merry Lands employees supervise development activities with the assistance of architects and engineers as required. The Company owns all land and improvements, directly contracts for construction and bears essentially all risks of project development. While the Company has added several individuals to its acquisition and development department as a result of this program, it does not intend to establish a large, specialized development organization. The Company believes that this system of constructing new communities will allow it the flexibility to develop communities in a number of markets and to expand, reduce or terminate such activities as conditions warrant. Merry Land will manage these new communities during and after construction.
	The following table summarizes the Companys current development and recently completed communities. Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

 	                                                                 Cost of
	                                          Total                     Units
                             	  Total  Estimated    Total          	Placed
	                           Estimated       Cost     Cost Units in      in	  Estimated
	Location 	 Community    Units   Cost   Per Unit  to Date	 Service Service Completion
 --------   ---------    -----   ----   --------  -------  ------- -------  ----------
Completed
---------
	Nashville  Cherry Creek	 280 		$19,137 	$68,346	  $19,137     280  $19,137 	4Q1996

	Under Construction
------------------
Atlanta	    River Sound  586    $41,250  $70,392   $27,939     134   $9,284 	1Q 1998
Greensboro
       Adams Farm II (1) 200     13,200   66,000	    5,970       -         - 4Q 1997
Savannah	   Long Point   308     21,000   68,182     9,628      	-         -	1Q 1998
Richmond 	  Wyndham	     264    	23,400 	 88,636	    3,962     		-        	- 4Q 1997
                        ----     ------   ------     -----      ----   -----
	                      1,358    $98,850  $72,791   $47,499     134    $9,284
	Under Development
------------------
Greensboro
           Bridford Lake 300   $ 20,400  $68,000 	$ 1,968	                      1998
Richmond 	 Spring Oak	   506     38,800   76,680	   4,421                   				1998
Nashville 	Bell Road 	   360    	22,000	  61,111    1,596	                  	 	 1998
Atlanta
       Sweetwater Creek	 424    	32,000	  75,472    3,674		                   	 1999
                         ----   ------    ------    -----
		                     1,590   $113,200  $71,195	 $11,659

Future Development
------------------
Nashville  Cherry Creek  200    $12,000  $60,000	  $2,795
Savannah	  Long Point II 352     20,400  	57,955    	 627
Nashville  Bell Road II  320     20,400  	63,750    1,596
Greensboro
 Bridford Lake II        200     12,000	 60,000     1,218
                        ----     ------  ------     -----
                       1,072  	 $64,800 $60,448   	$6,236
        	__________
(1) 	Adjoins the Companys Adams Farm community

	The Company also owns land adjacent to several existing communities (Essex Place, Hunt Club, Magnolia Villas, Quarterdeck, Waters Edge, and Westwind
Landing) which is suitable for the further development of apartments. This land was bought when the adjacent communities were acquired.
	The Company believes that there is more risk associated with development activities than with buying operating communities. Such risks include those associated with obtaining regulatory approvals and entitlement, timely completion of construction, cost control and marketing and lease up. Any one or more of these factors could cause adverse changes in the construction budgets referred to in the table. The Company believes that the potentially higher returns on development projects merit the assumption of this additional risk. The Companys present intent is to limit the total cost of development underway at any given time to no more than 10% of its total assets.

                             Other Assets

	Unimproved Land. The Company owns 5,315 acres of undeveloped land with a book value of $4.1 million. Most of this land was acquired by the companys predecessor for clay reserves and is located in Georgia and South Carolina.
Since 1981, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,622 acres of the Companys land. The Company also leases 100 acres to another company for the mining of sand and gravel and leases other tracts for agriculture, and grows timber on much of the remaining land. The Company expects that some of its land eventually may be developed or sold for development by others.

	Commercial Properties. The company also owns eight small commercial properties in the Augusta area, primarily office buildings, including the Companys headquarters building, which were acquired before the Company began to focus on apartments. These properties, aggregating 206,000 square feet, have a book value of $5.1 million. The Company intends to sell these properties other than the Companys headquarters as circumstances allow.

Part I

Item 3 - Legal Proceedings

	None

Item 4 - Submission of Matters to a Vote of Security Holders

	None

Part II

Item 5 - Market for the Registrants Common Stock and Related Shareholders
         Matters

                             Common Stock

	Merry Lands common stock is traded on the New York Stock Exchange under the symbol MRY. The following table sets forth the reported high and low sales prices of the common stock on the NYSE, and the cash dividends declared per share of common stock.

                                                		   Dividends
                          		 High         Low         Declared
                             ----         ----        --------
	1996
	Fourth quarter             $ 21.75       $18.25           $.37
	Third quarter                22.13        20.13            .37
	Second quarter               22.25        20.00            .37
	First quarter                23.75        21.63            .37

	1995
	Fourth quarter              $24.00       $20.25           $.35
	Third quarter                22.38        20.13            .35
	Second quarter               21.50        18.88            .35
	First quarter                21.63        19.00            .35

	On December 31, 1996 the Company had 4,419 shareholders of record. The Company estimates that an additional 21,000 shareholders hold their shares in street name.
	On January 17, 1997, the Board of Directors declared a dividend of $0.39, up from $0.37, per share of common stock to be paid on March 31, 1997 to holders of record on March 14, 1997. The current annual dividend rate is
$1.56 per share. The $.39 quarterly dividend represents a payout of 76% of funds from operations available for common shares for the quarter ended
December 31, 1996, a payout ratio which the Company believes is conservative relative to its REIT peers.
	Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its REIT taxable income (excluding capital gains) as dividends in order to avoid taxation as a regular corporation. The Board makes decisions with respect to the distribution of capital gains on a case-by-case basis. A portion of the Companys dividends paid to its shareholders may be deemed either capital gain, ordinary income or a return of capital, or all of these. Future dividends will be declared at the discretion of the Board of Directors after considering the Companys distributable funds, financial requirements, tax considerations and other factors.
	The federal income tax status of dividends paid to holders of common stock was as follows:
	                       1996        1995        1994
                        ----        ----        ----
	Ordinary income       $1.18       $1.34       $1.24
	Capital gains           .11         .06         .01
	Return of capital 	     .19	          -	          -
                       -----       -----       -----
	Total dividends paid  $1.48       $1.40       $1.25


Series A Preferred Stock

	Merry Lands $1.75 Series A Cumulative Convertible Preferred Stock is
traded on the New York Stock Exchange under the symbol MRYpr. The following table sets forth the reported high and low sales prices of the
Series A Preferred Stock on the NYSE, and the cash dividends declared per share of Series A preferred stock.
		  			                                         		Dividends
                         		  High        Low       Declared
                            -----        ---      ---------
	1996
	Fourth quarter            $28.88      $25.13        $.4375
	Third quarter              29.38       27.63         .4375
	Second quarter             29.75       27.25         .4375
	First quarter              31.75       30.00         .4375

	1995
	Fourth quarter            $32.00      $27.00        $.4375
	Third quarter              29.50       27.00         .4375
	Second quarter             28.63       25.13         .4375
	First quarter              28.25       25.50         .4375

	The federal income tax status of dividends paid to holders
Series A Preferred Stock wasas follows:
	                        1996       1995	      1994
                         ----       ----       ----
	Ordinary income        $1.61      $1.68      $1.73
	Capital gains            .14        .07	       .02
	Return of capital        	 -        	 -        	 -
                        -----       -----      -----
	Total dividends paid   $1.75      $1.75      $1.75

	The Series A Preferred Stock has an annual dividend rate of $1.75 per share, payable quarterly, and is convertible into common shares at a conversion price of $18.65 per share of common stock. The Series A Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after June 30, 1998, at a rate of 1.34 shares of common for each share of preferred, provided the common shares are trading above $18.65, subject to adjustments for certain circumstances.

Series B Preferred Stock

	Merry Lands $2.205 Series B Cummulative Convertible Preferred Stock is not publicly traded. The Company has granted to the holders of the Series B
Preferred Stock certain registration rights. The federal income tax status of dividends paid to holders of Series B Preferred Stock was as follows:

	                           1996       1995     	1994
                            ----       ----      ----
 Ordinary income          $2.025     $2.115	     $.367
	Capital gains              .180       .090	      .003
	Return of capital           	 -        	 -        	 -
                          ------     ------     ------
	Total dividends paid    	$2.205    	$2.205    	 $.370

	The Series B Preferred Stock has an annual dividend rate of $2.205 per year, payable quarterly, and is convertible into common shares at a conversion price of $21.04 per common share. The Series B Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after October 31, 1999, at a rate of 1.188 shares of common stock for each share of preferred, provided the Companys common shares are trading above the conversion price of $21.04 per share, subject to adjustments for certain circumstances.


Series C Preferred Stock

	Merry Lands $2.15 Series C Cumulative Convertible Preferred Stock is traded on the New York Stock Exchange under the symbol MRYprc. The following table sets forth the high and low sales prices of the Series C Preferred Stock on the NYSE, and the cash dividends declared per share of Series C Preferred
Stock:

		                                               Dividends
	                        	  High       Low        Declared
                            ----       ---       ---------
	1996
	Fourth quarter           $28.88     $24.50         $.5375
	Third quarter             28.63      26.25          .5375
	Second quarter            28.38      25.75          .5375
	First quarter             30.25      27.00          .5375

	1995
	Fourth quarter           $29.00     $26.75         $.5375
	Third quarter             28.00      26.38          .5375
	Second quarter            27.00      24.25          .6390
	First quarter             25.25      24.50           ____

	The federal income tax status of dividends paid to holders of Series C Preferred Stock was as follows:
		                            1996    	1995
                              ----     ----
	Ordinary income             $1.97    $1.64
	Capital gains                 .18      .07
	Return of capital             	 -     	  -
                             -----    -----
	Total dividends paid        $2.15    $1.71

	The Series C Preferred Stock is convertible into common shares at a conversion price of $22.00 per share of common stock and ha s an annual dividend rate of $2.15 per share payable quarterly, which dividend rate will be increased to equal at least the dividends paid on the number of shares of common stock into which the Series C Preferred Stock is convertible. The Series C Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after March 31, 2000, at a rate of 1.136 shares of common for each share of Series C Preferred
Stock provided the common shares are trading above $22.00, subject to adjustments for certain circumstances.

Series D Preferred Stock

	On December 5, 1996 the Company completed a public offering of $50.0 million of its 8.29% Series D Cumulative Redeemable Preferred Stock. It has an annual dividend rate of $4.145 per year, payable quarterly.
The Series D Preferred Stock may not be redeemed until December 10, 2026.
 The shares are not listed on an established securities exchange. During 1996, the Company paid a dividend of $.242 per share, of which $.02 was capital gains.


Dividend Reinvestment and Stock Purchase Plan

	The Company has adopted a Dividend Reinvestment and Stock Purchase Plan under which any holder of common or preferred stock may reinvest cash dividends or optional cash payments of up to $5,000 per quarter in additional shares of common stock purchased directly from the Company at a 5% discount. Optional cash payments are subject to the limitation that the number of shares of common stock which can be purchased with optional cash payments cannot exceed the number of shares of common stock and preferred stock owned by the shareholder. All common and preferred shareholders are eligible to join the plan including shareholders whose shares are held in the name of a nominee or broker. During 1996, the Company issued 678,606 shares under the plans at an average of $20.38 per share. These shares provided the Company $13.8 million in new equity capital. The Dividend Reinvestment and Stock Purchase Plan have provided new equity capital as follows (dollars in thousands):

                         		 1996     1995	     1994
                            ----     ----      ----
	Dividend Reinvestment 	$ 9,128  $	8,547	  $	3,935
	Stock Purchase Plan      4,704    2,622	    2,539
                        -------  -------   -------
	                    	$  13,832 $	11,169  	$	6,474

Part II Item 6
(Dollars in thousands except apartment units and per share amounts)

                                        SELECTED FINANCIAL DATA
                                      	 Years Ended December 31,
                                  -------------------------------------------------------------
                                                       <C

Operating Data
Income from property operations:          1996          1995        1994         1993	       1992
                                          ----          ----        ----         ----        ----
  Rental and mineral royalty revenue   $176,989     $145,214      $103,169	      $56,181     $23,479
  Rental expenses, property tax
        and insurance                    68,087       58,527        38,409        22,611      	9,604
  Depreciation of real estate owned	     34,490       26,265        17,877         9,066	      4,156
                                       --------     --------      --------       --------    -------
                                         74,412       60,422        46,883        24,504       9,719
Income from mortgage backed securities:
  Interest income                             -            -             -            -	       3,978
  Interest expense                            -            -	            -            -        1 ,558
                                       --------     --------      --------       --------    --------
                                              -           	-             -            -        2,420
Other income:
  Other interest and dividend income      5,454        6,908         2,440         2,463        1,940
  Other                                   6,178        4,476          (655)           10	         249
                                       --------     --------      --------       --------    --------
                                         11,632       11,384         1,785         2,473        2,189
Expenses:
	Interest unrelated to
        mortgage backed securities       22,527       15,646        10,394	        5,640        4,230
 General and administrative               2,858        2,396         1,773         1,433        1,304
 Depreciation - other, amortization         860          670           470           180           44
	Other non-recurring costs                    -        1,370           200         1,308            -
                                       --------      --------      --------      --------     --------
                                         26,245      	20,082        12,837        8,561         5,578
Gains on sales of assets:
  Gains on sales of investments           2,679        1,673           881        6,960           332
  Gains on sales of land                      -           68           196        1,023           377
  Gains on sales of
        depreciable real estate           1,528           72            77           	9            83
  Gains on mortgage backed securities         -            -             -  	         -         1,903
                                        --------       --------    --------      ---------     --------
                                          4,207        1,813        	1,154        7,992         2,695

Net income                               64,006       53,537        36,985       26,408        11,445
Preferred dividends paid                 19,843       18,129         7,934	       4,025             -
                                       --------     --------       --------      -------     --------
Net income available for common shares  $44,163      $35,408       $29,051      $22,383       $11,445
                                       ========     ========       ========     ========     =========

Weighted average common shares           35,919       33,368        26,430       17,268        10,652
Weighted average fully
      diluted common shares              46,577       43,112       	32,562       20,381        10,753
Fully diluted earnings per common share   $1.23        $1.06        $ 1.10       $ 1.30        $ 1.07
Common dividends paid                   $53,886      $46,734       $33,467  	   $16,934        $7,285
Common dividends paid per share	          $1.48        $1.40        $ 1.25        $ .90        $ .66

                                                      	         December 31,
                                      ---------------------------------------------------------------
Balance Sheet Data	                       1996      	  1995        	1994       	  1993 	        1992
                                          ----         ----         ----          ----          ----
Apartments, at cost                     $1,075,933   $943,070     $756,588	     $532,465      $196,494
Senior notes                               360,000    360,000     	120,000       120,000             -
Mortgage debt                               27,546          -       17,835        37,173  	      8,238
Other debt                                       -          -       74,975             -       109,358
Total shareholders equity                  798,772    695,859      584,851	      397,715       106,831
Total assets                            $1,208,246 $1,072,840     $806,655      $562,172      $235,695
Other Data
Funds from operations                      $94,047    $79,360      $53,907	      $28,790       $12,906
Funds from operations available to common  $74,446    $61,231	     $45,973       $24,764       $12,906
Apartment units acquired
      or developed during year               2,889      3,444        4,872         7,452         2,845
Total apartment units at end of year        24,936     22,296       18,852        13,981         6,529

The Company uses the National Association of Real Estate Investment Trusts task forces recently published definition of funds from operations. Funds from operations is defined as net income computed in accordance with generally accepted accounting principles, excluding non-recurring costs and net realized gains (other than gains included in other income as cash management income) plus depreciation of real property. Funds from operations should be considered along with, and not as a substitution for net income and cash flows as a measure of the Companys operating performance and liquidity.

Part II
Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands except apartment and per share data)

	This filing includes statements that are forward looking statements regarding expectations with respect to market conditions, development projects, occupancy rates, capital requirements and sources. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, and environmental concerns, any of which may cause actual results to differ from the Companys current expectations.

Results of Operations for the Twelve Months Ended December 31, 1996 and 1995.

	Rental Markets. Rental markets were weaker in 1996 than in 1995 primarily as a result of new apartment construction. The Companys apartment portfolio experienced occupancy in 1996 1.9% below the 95% average occupancy experienced throughout 1995 as the result of both weaker markets and the purchase of several communities still in their initial lease up. Company wide occupancy at December 31, 1996 totaled 92.2%, down from 94.0% and 96.0% at the same date in 1995 and 1994. The Company believes that if apartment starts do not rise above their current level and if general economic activity, job growth and household formation remain strong, markets should begin to strengthen in late 1997 as newly delivered units are absorbed.

	Rental Operations - Total Portfolio. The operating performance of the
Companys apartment portfolio is summarized in the following table (dollars in thousands, except average monthly rent):
		                         Change from
		                % Change 1995/1996         1996      	1995        		1994
                    -----   ------       ---------   ---------     ---------
	Average Units        16%    3,256          23,547      20,291        15,278

	Rental income        22   $31,770        $176,053    $144,283     	$101,667

	Operating
     expenses(1)     18      7,409          48,135      40,726        27,578
	Taxes and insurance 22    	 3,462         	18,982     	15,520       	10,058
                             -----          ------      ------        ------
	Subtotal            19     10,871          67,117      56,246       	37,636

                  		 24%   $20,899        $108,936   	$ 88,037     	$	64,031

	Average
     occupancy(2) (1.9)%(3)                 93.3%       95.2%        	95.2%
	Occupancy at
     end of period (1.8)%                    92.2%       94.0%        	96.0%
	Average
    monthly rent(4) 4.9%                   	$ 670       $	639          $	591
	Expense ratio(5)  (0.9)(3)                  38.1%       39.0%        	37.0%
	__________
	(1) Excludes depreciation and amortization.
	(2) Represents the average physical occupancy at each month end for the period held.
	(3) Represents increase or decrease between periods.
	(4) Represents weighted average monthly rent charged for occupied units and
     rents asked fo 	unoccupied units at December 31.
	(5) Represents total of operating expenses, taxes and insurance divided by rental revenues.

	The continued expansion of the Companys apartment holdings is evident in the increase in rental revenues in 1996 from 1995 and 1994. The 4.9% increase in portfolio average rental rates in 1996 resulted from both higher rents at the Companys continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1996 and 1995, whose monthly rents averaged $764 at December 31, 1996, versus the total portfolio average of $670.

	Rental Operations - Same Store. The performance of the 18,410 units which the Company held for both 1996 and 1995 (same store results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):
		                                Change from
	                      	 % Change  1995/1996     	1996	           	1995
                         -------    -------     ----------      -----------
	Rental income              2.1%     $2,794       $133,981	        $131,187

	Personnel                 (1.6)       (228)        13,742           13,970
	Utilities                 (6.5)       (517)         7,477           	7,994
	Operating                  8.8        	540          6,690	           6,150
	Maintenance and grounds    2.4	        227          9,561	           9,334
	Taxes and insurance	      (3.9)       (542)        13,402          	13,944
                           -----      -----         -------          ------
	Subtotal (1)              (1.0)       (520)        50,872           51,392

	                         	 4.2%    	$3,314        $83,10         9	$79,795

	Average occupancy (2)     (1.5)%(3)                93.9%             95.4%
	Occupancy at
      end of period        (2.1)%                   92.9%	            95.0%
	Average monthly rent (4)   3.2%                    $636              $616
	Expense ratio (5)	        (1.2)%(3)                38.0%             39.2%
	__________
	Same store community results do not include Gwinnett Crossing, a 314 unit community, or  Cherry Creek, a 127  unit community, which were owned for both
1996 and 1995. A 260  unit  community adjacent 	to Gwinnett Crossing was
acquired in 1995 and combined with that 	community. The Cherry Creek
community was acquired in  December 1994 and was recently  renovated. It has
been combined with	 a development community which contains 280 additional
units.

	Rental income rose by $2.8 million or 2.1% for those properties held for all of both periods, as a result of 1.5% lower occupancy and 3.2% higher average rental rates. At December 31, 1996 same property occupancy was 92.9%, down 2.1% from December 31, 1995, as apartment construction reduced occupancy in some of the Companys markets.
	Operating expenses were $0.5 million or 1.0% less in 1996 than 1995. Increases in operating and maintenance and grounds expenses were more than offset by lower personnel, utilities and taxes and insurance expense.
Personnel costs were down primarily because year end cash incentive bonuses decreased by $0.4 million in 1996 as a result of weaker operating results. Utilities expense decreased by $0.5 million as the Company has begun charging its residents a portion of its water expense. Property taxes and insurance decreased by $0.5 million to reflect lower than expected millage rates, and the successful appeal of the assessed values for several properties. Off site property management expense, which is allocated to the communities, rose $0.5 million as the Company established additional corporate positions in training, marketing and maintenance. Maintenance and grounds expense increased by $0.2 million as turnover increased to 70% from 68% in 1995.
	For those 13,665 apartments owned by the Company for both 1995 and 1994, rental revenues increased $4.2 million or 4.7% in 1995 over 1994 as a result of flat average occupancy during the year, 4.5% higher average rental rates and a $0.7 million increase in other income. Operating expenses increased $2.4 million or 6.9% in 1995 as compared to the same period in 1994. Personnel costs accounted for $1.5 million of this increase as a result of $0.4 million higher performance bonuses, $0.3 million higher ESOP contributions, $0.2 million higher workers compensation insurance premiums and higher levels of staffing as formerly vacant positions were filled at communities acquired in late 1993. Insurance costs rose $0.3 million due to increases in premiums for communities located in Florida.

	Rental Operations - Development Communities. The Company placed in service
414 newly developed units in 1996 as summarized in the following table:
						                                                       	Occupancy
		                                   Units put		           of delivered
		                           Units  in service	Total units	    units at
	Community       Location  	planned   	in 1996 	in service     12/31/96
 --------        --------   -------    -------  ----------  ------------
	Cherry Creek    Nashville      280       280	         280	       91.1%
	Madison at
   River Sound   Atlanta        586       134          134	       71.6%
                                        -----        -----       -----
                                         	414         	414       	84.8%

	As discussed above, the 280 Cherry Creek II community is adjacent to the existing 127 unit Cherry Creek community which has been renovated and these two communities are now operated as one. Development and renovation of both phases of Cherry Creek were completed in 1996. The operating results for 1996 and 1995 for Cherry Creek and the Madison at River Sound are summarized in the following table (dollars in thousands; see footnotes above):

                                      	  1996            1995
                                         ----            ----
	Units in service at year end             541            	127

	Rental income                         $1,967            $645

	Operating expense (1)                   	678            	276
	Taxes and insurance 	                     64	             41
                                          ---             ---
	Subtotal                                 742         	   317

                                		 	   $1,225            $328

	Rental Operations - Other Communities. Other communities are those not considered same store communities or development communities. At December 31, 1996, these communities included 6,233 units including Gwinnett Crossing and 5,919 units that were bought in 1996 and 1995. The performance of the other communities for 1996 and 1995 is summarized in the following table (dollars in thousands; see footnotes above):

                            	           	1996	          	1995
                                         ----            ----
	Units                                  6,233            3,759

	Rental income                        $40,105          $12,451

	Operating expense (1)                 	9,986           	3,001
	Taxes and insurance 	                  5,517           	1,535
                                     --------           ------
	Subtotal                              15,503            4,536

                                  		 	$24,602         	$ 7,915

	Interest, Dividend and Other Income. Interest, dividend and other income are summarized in the following table (dollars in thousands):
	 	                                  1996       	1995	      	1994
                                     ----        ----        ----
	Interest income                 	$ 2,276     $ 5,514      	$2,165
	Dividend income                    3,178       1,394         	275
	Cash management income	 	          6,022	     	4,336       		(681)
	Other income	 	                      155       	 140         		26
                                   ------      ------        ------
	Total	                         	 $11,631     $11,384	      $1,785

	Interest, dividend and other income rose to $11.6 million in 1996 from $11.4 million in 1995 and $1.8 million 1994, due to the temporary investment of proceeds from six different offerings for unsecured debt, preferred stock and common stock during 1995 and 1996. Cash management income is derived primarily from the gain on sale of temporary investments. In 1997, the Company expects to realize additional cash management income in the first and second quarters as it liquidates its remaining equity security investments and invests the proceeds in apartments. At December 31, 1996, unrealized gains totaled
$3.0 million on these investments. As a result of the liquidation of the cash management portfolio, the Company expects interest, dividend, and other income to be less in 1997 than in 1996.

	Interest Expense. Interest expense totaled $22.5 million in 1996, up from $15.6 million in 1995 and $10.4 million in 1994. Average debtoutstanding rose to $373.0 million in 1996 from $264.6 million in 1995 and $165.2 million in 1994, primarily as a result of the issuance of senior unsecured notes in 1995 and the assumption of $27.6 million of mortgage debt in connection with the acquisition of three apartment communities. The weighted average interest rate charged on all the companys debt increased to 7.1% in 1996 from 6.9% in 1995 and 6.4% in 1994, primarily as a result of the replacement of short-term financing with the higher rates on the senior unsecured notes and mortgage debt assumed. During 1996 and 1995, $3.2 million and $1.1 million of interest related to the Companys development projects was capitalized.

	General and Administrative Expenses. Merry Land maintains a simple, centralized and cost efficient management structure. General and administrative expenses for 1996 totaled $2.9 million, representing 1.6% of rental revenues and
3.0% of funds from operations. For 1995, expenses averaged 1.7% of rental revenues and 3.0% of funds from operations and for 1994 averaged 1.7% of rental revenues and 3.3% of funds from operations.  In 1997, increased levels of staffing at the corporate offices may offset portfolio growth and general and administrative expenses may rise somewhat as a percent of rents in 1997.

	Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $4.2 million in 1996, $1.8 million in 1995, and $1.2 million for 1994. In December 1996, the Company sold Hunters Chase, a 244-unit apartment community located in Cleveland, Ohio for $15.0 million, recognizing a $1.5 million gain. Hunters Chase, along with another Ohio community, was acquired in 1994 as part of a twelve property portfolio transaction, but the Ohio locations of these two communities do not fit the Companys strategy of building a Southern franchise. The Company expects to sell the other Ohio community in 1997. Also during 1996, the Company sold 200,000 shares of First Financial Holdings, Inc. for a gain of $2.7 million. Gains in 1995 came primarily from the sale of 281,400 shares of First Financial Holdings, Inc. and included losses on the sale of Treasury securities and the unwinding of an interest rate lock. Gains in 1994 came from the sale of securities and real estate.

	Net Income. Net income totaled $64.0 million in 1996, $53.5 million in 1995 and $37.0 million in 1994. Net income available for common shareholders totaled $44.2 million in 1996, $35.4 million in 1995 and $29.1 million in 1994. The increases in net income and net income available for common shareholders for 1996 when compared to 1995 and 1994 arose principally from substantially increased operating income from apartments due to the growth of the Companys apartment holdings, as well as increases in other income and net realized gains. Net income per common share in 1996 increased to $1.23 from $1.06 in 1995, and $1.10 in 1994.

	Dividends to preferred shareholders. Preferred dividends are summarized in the following table (dollars in thousands):
                                    	 Issue
		                                     date     	1996    	1995	    	1994
                                    -------     ------   ------   ------
	Series A Preferred share dividends  6/23/93   $  891   $ 1,425	  $6,454
	Series B Preferred share dividends 10/31/94    8,820     8,820	   1,480
	Series C Preferred share dividends   3/8/95    9,890     7,884       	-
	Series D Preferred share dividends  12/5/96     	242        	- 	      -
                                              -------   -------   -------
		Total preferred dividends                   $19,843   $18,129	   $7,934

	The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the period. In December 1996 the Company issued 1.0 million shares of the Series D Preferred Stock. In March and April 1995 the Company issued 4.6 million shares of Series C Convertible Preferred Stock. Shareholders of the Companys Series A Preferred Stock have converted
4.2 million of the 4.6 million Series A shares originally issued in June 1993 into 5.7 million shares of the Companys common stock as the common dividend was raised above the equivalent preferred dividend.

	Funds From Operations. Funds from operations rose 19% to
$94.0 million 1996 as compared to $79.4 million in 1995 and $53.9 million in 1994. Funds from operations available to common shares rose 22% to $74.4 million in 1996 compared to $61.2 million in 1995 and $46.0 million in 1994.
These increases were principally due to higher rental operating income resulting from the growth of the Companys apartment holdings and increased other income. On a fully diluted per share basis, funds from operations increased 10% to $2.02 in 1996 from $1.84 in 1995 and $1.66 in 1994.
	The following is a reconciliation of net income to funds from operations
(data in thousands, except per share data):
	 	                                        1996 	       1995         	1994
                                           ----         ----          ----
	Net income                            	$64,006       $53,537      $36,985
	Less preferred dividends paid 	         19,843       	18,129      		7,934
                                        -------       -------       -------
	Net income available for common shares 	44,163 	      35,408	      29,051

	Add depreciation of real estate owned 	 34,490       	26,265      	17,877
	Less net realized gains 	                4,207         1,812       	1,155
	Plus non-recurring expenses                	 -       	 1,370         	200
                                        -------        ------      -------
	Funds from operations
       available to common shares        74,446		      61,231       45,973
	Add convertible preferred dividends	   	19,601      	 18,129      		7,934
                                         ------        ------       ------
	Funds from operations-fully diluted	  	$94,047       $79,360     	$53,907
                                        =======       =======      =======

	Weighted average common shares outstanding -
		Primary                                35,919        33,368       26,430
		Fully diluted                          46,577        43,112       32,562

	Funds from operations per share-
		Primary                                $2.07          $1.84        $1.74
		Fully diluted                          $2.02          $1.84        $1.66

	The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Companys operating performance, or as a measure of the Companys liquidity. Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains (other than gains included in other income as cash management income), plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Companys funds from operations by $0.9 million, $0.7 and $0.5 million in 1996, 1995 and 1994, respectively.

Liquidity and Capital Resources

	Financial Structure.  The Companys senior notes and its preferred stock are rated investment grade by Standard & Poors Corporation (BBB+/BBB), Moodys
Investors Services, Inc. (Baa2/Baa3), and Duff & Phelps Credit Rating Co.
(BBB+/BBB).  At December 31, 1996, total debt equaled 33% of total capitalization at cost, and 26% of total capitalization with equity valued at market. At that date, the Companys financial structure was as follows
(dollars in thousands):


                                                          Equity at
                                                   % of      Market    % of
                                 	      Book (1) 	 Total   	   Value   Total
                                        --------   ---     ---------  ------
	Advances under line of credit         $       -
	Mortgage loans                           27,546
	6.625% senior unsecured notes, 1999      40,000
	6.625% senior unsecured notes, 2000      40,000
	6.625% senior unsecured notes, 2001      40,000
	7.25% senior unsecured notes, 2002       40,000
	6.875% senior unsecured notes, 2003      40,000
	6.875% senior unsecured notes, 2004      40,000
	7.25% senior unsecured notes, 2005      120,000
                                         -------   ----   ----------   -----
 Total debt                              387,546    33%     $387,546    	26%

	Series D preferred equity	               50,000    	4%      	50,000    		3%
	Common and convertible preferred
	   equity (2)	                          748,772   	63%   	1,037,210   		71%
                                         -------   ----    ---------    -----
	Total equity	                           798,772   	67%   	1,087,210    	74%

	Total capitalization                 $1,186,318   100%   $1,474,756    100%
                                      ==========   ====   ==========    ====
	__________
(1) 	Represents principal amount of debt, face amount of preferred stock and book value of common stock.
(2) 	Assumes conversion of all outstanding convertible preferred stock into common stock.

	At December 31, 1996, the Company had no borrowings outstanding under its line of credit. Borrowings under the line bear interest at 0.65% above the thirty  day London Interbank Offered Rates.  At December 31, 1996, the
Companys loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow $150.0 million on an unsecured basis.
	It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At December 31, 1996, the Company had three mortgage loans outstanding, which were assumed in connection with the purchase of the Mariner
Club, Estate on Quarry Lake and Plantations at Killearn communities.

	Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities, by selling its remaining marketable securities and short term investments and by borrowing under its line of credit. The Companys primary short-term liquidity needs are operating expenses, apartment acquisitions and development and capital improvements.
	The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets. The following table summarizes the Companys capital requirements resulting from its development commitments as of December 31, 1996.  Not included in this table are additional acquisitions and developments, debt repayments or the additional sale of debt or equity securities (dollars in thousands):

	Estimated capital requirements:
	Development costs through 12/31/99                          $295,987
	Less development costs paid thru 12/31/96 	                  (84,023)
                                                              -------
		                                                            211,964
	Acquisition of communities under development               	  61,200
                                                              -------
		Total future development commitments                        273,164

	Estimated capital sources:
	Cash on hand at 12/31/96                                    $ 32,793
	Marketable securities held at 12/31/96                        23,799
	Funds available under line of credit                         130,000
                                                              -------
		Total capital sources                                       186,592

	Excess of capital requirements over existing sources	       $ 86,572
                                                              ========


	Cash Flows. The following table summarizes cash flows for 1996, 1995, and 1994 including the availability of marketable securities (dollars in thousands):

                                       		Sources and Uses of Cash
	                                    1996          	 1995            	1994
                                     ----            ----             ----
	Operating activities            $ 91,666       	$ 82,224         $ 56,099
	Sales of common and
   preferred stock                104,680         107,725           181,465
	Net borrowings                    27,546         148,234            55,637
	Dividend reinvestment and
   stock purchase plan	 	          13,832     	    11,170             6,474
	Other sources 	                   15,731          	9,738		           3,977
                                  -------         -------           -------
	Total sources of cash            253,455         359,091           303,652

	Acquisitions of and
   improvements to properties    (152,177)      	(213,521)         (242,134)
	Development of properties        (63,081)        (12,813)          	(8,129)
	Dividends paid                   (73,729)        (64,868)         	(41,401)
	Other uses 	                        (178) 	       (4,021)		              -
                                  -------         -------           -------
	Total uses                      (289,165)       (295,223)         (291,664)
                                  -------         -------           -------
	Increase (decrease) in cash,
    cash equivalents and
    marketable securities        ($35,710)        $63,868           $11,988

	Cash, cash equivalents and marketable securities decreased by $35.7 million in 1996 as the Company invested funds raised in the debt and equity offerings in 1995 in apartments. With the expansion of the Companys apartment holdings, operating cash flow has grown to $91.7 million in 1996 from $82.2 million in 1995 and $56.1 million in 1994. In 1996, the Company sold 2.8 million shares of common stock at $21.50 per share for net proceeds of $56.0 million, and issued 1.0 million shares of Series D Preferred Stock for net proceeds of $48.7 million. $13.8 million was reinvested by shareholders under the Companys Dividend Reinvestment and Stock Purchase Plans.
	The primary use of cash is apartment acquisitions and improvements. Expenditures for apartment communities under development increased to $63.1 million in 1996 from $12.8 million in 1995 and $8.1 million in 1994, as the level of construction increased. The Company expects to spend approximately $100.0 million in 1997 on the construction of apartment communities.
Dividends paid in 1996 increased from 1995 and 1994 due to an increase in the average amount of stock outstanding and in the case of the Companys common stock, an increase in the quarterly dividend.

	Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. In 1997, the Company expects expenditures for replacements to rise on a per unit basis as it continues to invest in its communities in order that they be presented to maximum advantage to renters. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets.
Improvement expenditures may rise somewhat in 1997 on a per unit basis from the level in 1996.  At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners.
These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. In addition to the direct costs of construction, interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the project. The following table summarizes capital expenditures for 1996,
1995 and 1994 (dollars in thousands, except per unit data):
		                                          1996 	       1995        1994
                                            ----         ----        ----
	Apartment communities:
		Acquisitions                          $139,066     $198,339    	$226,041
		Development projects:
			Development costs                      59,917       11,749        8,129
			Capitalized interest                    3,164        1,064            -
		Replacements for
         stabilized communities (1)        5,250        3,178        1,710
		Improvements (2)                         6,979       11,103       14,169
	Commercial properties	                      462          373          153
	Corporate level expenditures	               419 	        528           61
                                         -------      -------      -------
			                                     $215,257     $226,334    	$250,263
                                         =======      =======      =======
	 Per Unit:
		Replacements for
         stabilized communities (1)         $285         $233	        $262
		Improvements (2)                          $278         $498         $752
	__________
(1) 	Stabilized communities are those properties which have been owned for at
     least one full  calendar	year. In 1996, 18,410 units were stabilized as
     compared to 13,665 units in 1995 and 6,528	units in 1994.
	(2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

	Inflation. Substantially all of the Companys leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Merry Land & Investment Company, Inc.

We have audited the accompanying consolidated balance sheets of Merry Land & Investment Company, Inc. (a Georgia corporation) as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merry Land & Investment Company, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/	Arthur Andersen LLP
	Arthur Andersen LLP


Atlanta, Georgia
January 17, 1997

Part II
Item 8 - Financial Statements and Supplementary Data

                     Merry Land & Investment Company, Inc.
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
		                                                           December 31,
		 	                                                     1996       		  1995
                                                         ----           ----
PROPERTIES AT COST
	Apartments                                         $1,175,427    $1,009,056
	Apartments under development                           56,110        20,942
	Commercial rental property                              6,874         6,412
		Land held for investment or future development         4,090         3,815
	Operating equipment                                   	 1,817         1,397
                                                     ---------     ---------
	                                                    1,244,318     1,041,622
	Less accumulated depreciation and depletion	         (102,277)      (68,346)
                                                     ---------     ---------
	                                                    1,142,041       973,276
CASH AND SECURITIES
	Cash and cash equivalents                              32,793        43,834
	Marketable securities	                                 23,799        48,468
                                                     ---------     ---------
	                                                       56,592        92,302
OTHER ASSETS
	Notes receivable                                          726           816
	Brokers receivable                                      2,449           742
	Deferred loan costs                                     3,497         4,022
	Other	                                                  2,941       	 1,682
	                                                    ---------     ---------
	                                                        9,613       	 7,262
                                                     ---------     ---------
TOTAL ASSETS                                        $1,208,246     1,072,840
                                                     =========     =========

NOTES PAYABLE
	Mortgage loans                                     $   27,546    $        -
	Senior notes                                          360,000       360,000
	Note Payable-credit line	                                   -	            -
                                                     ---------     ---------
	                                                      387,546       360,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
	Accrued interest                                        4,016         4,295
	Resident security deposits                              1,669         2,578
	Accrued property taxes                                  7,642         4,294
	Accrued employee compensation                           2,284         2,472
	Other	                                                  6,317         3,342
                                                     ---------     ---------
                                                        21,928        16,981
STOCKHOLDERS EQUITY
	Preferred stock, at $25 and $50 liquidation
 preference, 20,000 shares authorized;
	359 shares $1.75 Series A
          Cumulative Convertible                         8,970        16,688
	4,000 shares $2.205 Series B
          Cumulative Convertible                       100,000       100,000
	4,600 shares, $2.15 Series C
          Cumulative Convertible                       114,995       114,995
	1,000 shares, $4.145 Series D
          Cumulative Redeemable Preferred               50,000             -
	Common stock, at $1 stated value,
          100,000 shares authorized
         	37,784 and 33,876 shares issued               37,784        33,876
	Capital surplus                                       498,907       425,611
	Cumulative undistributed net earnings                   2,064        11,787
	Notes receivable from stockholders and ESOP           (17,502)      (15,796)
	Unrealized gain on securities	                          3,554         8,698
                                                     ---------     --------
	                                                      798,772       695,859
                                                     ---------     --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY           $1,208,246    $1,072,840
                                                     =========     =========

The accompanying notes are an integral part of these statements.

Part II
Item 8 -Financial Statements and Supplementary Data

                      Merry Land & Investment Company, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                             	                   Years Ended December 31,
                                           		1996	       		1995 	       	1994
	                                            ----          ----          ----
INCOME
Rental income                            $176,620      $144,778      $102,352
Mineral royalties                             369           436           817
Mortgage interest                              70            79            95
Other interest                              2,206         5,435         2,070
Dividends                                   3,178         1,394           275
Other income 	                              6,177       	 4,476        	 (655)
                                          -------       -------       -------
	                                         188,620       156,598       104,954

EXPENSES
Rental expense                             48,350        42,180        27,953
Interest                                   22,527        15,646        10,394
Depreciation -  real estate                34,490        26,265        17,877
Depreciation -  other                         290           208           122
Amortization - financing costs                569           462           348
Taxes and insurance                        19,737        16,347        10,456
General and administrative expense          2,858         2,396         1,773
Other non-recurring expense	                    -	        1,370 	         200
                                          -------       -------      --------
	                                         128,821       104,874        69,123

Income before net realized gains           59,799        51,724        35,831
Net realized gains	                         4,207       	 1,813        	1,154
                                          -------       -------       -------

NET INCOME	                                64,006      	 53,537       	36,985

Dividends to preferred shareholders	       19,843	       18,129        	7,934
                                          -------       -------       -------

NET INCOME AVAILABLE
	FOR COMMON SHARES                        $44,163       $35,408       $29,051
                                           ======        ======        ======

Weighted average common shares
	Outstanding                               35,919        33,368        26,430
	Fully diluted                             46,577        43,112        32,562

NET INCOME PER SHARE
 Primary                                    $1.23         $1.06	        $1.10
 Fully diluted                              $1.23         $1.06         $1.10
                                            =====         =====         =====

CASH DIVIDENDS DECLARED
PER COMMON SHARE                            $1.48         $1.40         $1.25



The accompanying notes are an integral part of these statements.

Part II
Item 8 - Financial Statements and Supplementary Data

                    Merry Land & Investment Company, Inc.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                            (In thousands)

Cumulative              Total
                         Preferred Stock     Common Stock   Capital Undistributed Stockholders
                        Shares    Amount  Shares   Amount   Surplus  Net Earnings     Equity
                        ------    ------  ------   ------   -------  ------------   --------
Bal. December 31, 1993   4,600  $115,000  22,826  $22,826  $232,360       $27,529   $397,715
1994 net income              -         -       -        -         -        36,985     36,985
Sale of common stock         -         -   4,600    4,600    82,907             -     87,507
Sale of preferred stock  4,000   100,000       -        -    (3,288)            -     96,712
Common stock issued in
 conversion of	preferred
 stock, Series A        (2,084)  (52,092)  2,792    2,792    49,300             -          -
Employee purchase and
 sale of common stock        -        -      380      380     6,702             -      7,082
Increase in notes receivable
 from	stockholders           -        -        -        -    (6,687)            -     (6,687)
Common stock dividends       -        -        -        -         -       (33,467)   (33,467)
Dividend reinvestment
 and stock purchase plan     -        -      322      322     6,152             -      6,474
Preferred stock dividends    -        -        -        -         -        (7,934)    (7,934)
Common stock redeemed        -        -     (176)    (176)   (2,972)            -     (3,148)
Decrease in notes
 receivable from ESOP        -        -        -        -       412             -        412
Unrealized gain on
 securities	                 -	       -	       -        -	    3,200             -		    3,200
                         -------------------------------------------------------------------
Bal., December 31, 1994  6,516 $ 162,908  30,744  $30,744  $368,086       $23,113   $584,851

1995 net income              -         -       -        -         -        53,537     53,537
Sale of preferred stock  4,600   115,000       -        -    (5,314)            -    109,686
Common stock issued in conversion of
	preferred stock,
 Series A               (1,849) (46,225)   2,478    2,478    43,747             -          -
Employee purchase and
 sale of common stock        -        -      226      226     3,966             -      4,192
Increase in notes receivable
 from	stockholders           -        -        -        -    (3,453)            -     (3,453)
Common stock dividends       -        -        -        -         -       (46,734)   (46,734)
Dividend reinvestment
 and stock purchase plan     -        -      552      552    10,618             -     11,170
Preferred stock dividends    -        -        -        -         -       (18,129)   (18,129)
Common stock redeemed        -        -     (124)    (124)   (2,576)            -     (2,700)
Sale of common stock
 to the ESOP                 -        -        -        -    (2,059)            -     (2,059)
Unrealized gain on
 securities	                 -	       -  	     -	       -	    5,498   	         -	     5,498
                         -------------------------------------------------------------------
Bal., December 31, 1995  9,267 $231,683   33,876  $33,876  $418,513       $11,787   $695,859

1996 net income              -        -        -        -         -        64,006     64,006
Sale of common stock         -        -    2,773    2,773    53,259             -     56,032
Sale of preferred stock  1,000   50,000        -        -    (1,275)            -     48,725
Common stock issued in
 conversion of	preferred
 stock, Series A          (308)  (7,718)     414      414     7,304             -          -
Employee purchase and
 sale of common stock        -        -       72       72     1,500             -       1,572
Increase in notes receivable
 from	stockholders           -        -        -        -      (974)            -        (974)
Common stock dividends       -        -        -        -         -       (53,886)    (53,886)
Dividend reinvestment and
 stock purchase plan         -        -      679      679    13,153             -      13,832
Preferred stock dividends    -        -        -        -         -       (19,843)    (19,843)
Common stock redeemed        -        -      (30)     (30)     (645)            -        (675)
Sale of common stock
 to the ESOP                 -        -        -        -      (732)            -        (732)
Unrealized gain on
 securities	                 -	       -	       -	        -	  (5,144)            -      (5,144)
                           -------------------------------------------------------------------
Bal., December 31, 199 6 9,959  $273,965 	37,784   $37,784 $484,959        $2,064    $798,772

The accompanying notes are an integral part of these statements.

Item 8 - Financial Statements and Supplementary Data

                   Merry Land & Investment Company, Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                              		Years Ended December 31,
                                             1996          1995           1994
                                             ----          ----           ----
 OPERATING ACTIVITIES:
	Rents and royalties received            $176,968      $145,232      	$103,149
	Interest received                          2,345         4,887          2,011
	Dividends received                         3,921         1,394            275
	Rental expense                           (48,516)      (40,981)      	(27,804)
	General and administrative expense        (2,637)       (2,257)        (1,229)
	Interest expense                         (22,806)      (13,575)      	(10,158)
	Property taxes and insurance expense     (16,644)      (12,461)      	(10,282)
	Other                                     	 (965)         	(15)          	137
                                         --------      --------       --------
		Net cash provided by
            operating activities:          91,666        82,224         56,099

INVESTING ACTIVITIES:
	Principal received on notes receivable        85           125            116
	Sale of securities and
           temporary investments           31,340       274,944          7,030
	Purchase of securities and
           temporary investments           (5,408)     (284,189)      	(15,477)
	Sale of real property                     14,904           156            302
	Purchase of real property               (139,066)     (198,339)     	(226,041)
	Development of real property             (63,081)      (12,813)      		(8,129)
	Improvements to real property            (13,111)      (15,182)      	(16,093)
	Nonrecurring expenditures                      -        (1,546)             -
	Other	                                        33      	 (2,475)          	158
                                          -------      --------        -------
	Net cash provided by
           investing activities          (174,304)     (239,319)      (258,134)

FINANCING ACTIVITIES:
		Net borrowings (repayments)
           - repurchase agreements             -        (17,375)        	17,375
	Net borrowings (repayments)
           - bank debt                         -        (57,600)         57,600
	Net borrowings - senior notes                 -        240,000               -
	Assumption of mortgage loans             27,546          7,041               -
	Repayments of mortgage loans                  -        (23,832)       	(19,338)
	Cash dividends paid - common            (53,886)       (46,739)       	(33,467)
	Cash dividends paid - preferred         (19,843)       (18,129)         (7,934)
	Sale of common stock - public offerings  56,032              -          87,507
	Sale of common stock
        - reinvested dividends and
        stock	purchase plan               13,832         11,170           6,473
	Sale of common stock - employees          3,266            977             395
	Sale of preferred stock
        - public offering                 48,725        109,686          96,712
	Common stock retired                     (3,343)        (2,938)         (3,148)
	Net (borrowings) repayments - ESOP	        (732) 	      (2,050)	             -
                                         -------        -------         -------
		Net cash provided by
         financing activities             71,597        200,211         202,175

                                         -------        -------		 	 	   -------
NET INCREASE (DECREASE) IN CASH        	 (11,041)	       43,116            	140

CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD             	43,834            718           		578
                                         -------        -------         -------
CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                $32,793        $43,834      	 $    718


The accompanying notes are an integral part of these statements.

Part II
Item 8 - Financial Statements and Supplementary Data
Statements of Cash Flows (Continued)

   		Reconciliation of Net Income to Cash Flows from Operating Activities


                                                		Years Ended December 31,
                                                	 1996     	1995     	1994
                                                  ----      ----      ----
Net income                                     $64,006   $53,537   $36,985
Adjustments to reconcile net income to net cash
	provided by operating activities:
	Depreciation and amortization                  35,349    26,935    18,347
	(Increase) decrease in interest
           and accounts receivable              (1,572)     (586)	    (110)
	(Increase) decrease in other assets              (865)   (2,012)     (282)
	Increase (decrease) in accounts payable
           and accrued interest                 (1,853)    6,163    	1,479
	Gain on the sale of marketable securities      (2,679)   (1,673)     (201)
	Gain on the sale of real estate                (1,528)     (140)     (273)
	ESOP contributions                              	 808        	-      	154
                                                ------    ------    ------
	Net cash provided by operating activities    	$91,666   $82,224   $56,099

The accompanying notes are an intergal part of these financial statements.

Part II
Item 8 - Financial Statements and Supplementary Data

MERRY LAND & INVESTMENT COMPANY, INC.
Notes to Consolidated Financial Statements

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

	Depreciation and Amortization
		Depreciation of buildings and equipment is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

         		Apartments                                   40-50 	years
           Land improvements                               50 	years
	          Commercial rental buildings                  40-50 	years
		        	Furniture, fixtures, equipment and carpet     5-15 	years
	        		Operating equipment                            3-5 	years

		Straight-line and accelerated methods are used for income tax reporting purposes. Betterments, renewals and extraordinary repairs that extend the lives of assets are capitalized; other repairs and maintenance are expensed. In 1996, the Company adopted SFAS No. 121. The adoption had no effect on the financial statements.

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

	Principles of Consolidation
		The consolidated financial statements include the accounts of the Company and its wholly-owned corporations and limited partnerships. Any significant intercompany transactions and accounts have been eliminated in consolidation.
Certain prior year amounts have been reclassified to conform with the 1996 presentation.

	Use of Estimates
		The preparation of these financial statements required the use of certain estimates by management in determining the Companys assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

	Cash and Cash Equivalents
		For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

	Development Activities
		The cost of developed properties includes interest, property taxes, insurance and allocated development overhead incurred during the construction period.  During 1996, interest of $3.2 million was capitalized.

3. Marketable Securities

		The cost and market value of securities by major classification at
December 31 were as follows:
				                       1996               1995           		1994
                       	Cost   Market     Cost 	  Market    Cost 		Market
                       -----  ------      -----  -------    -----  ------
Common stocks        $18,339  $21,361   $37,864 $46,018   $ 3,323	 $7,702
Corporate debentures   1,906    2,438     1,906   2,450     1,906   2,401
U.S. Treasury notes	       -	       -	        -	      -	   19,287 	17,613
                      ------   ------    ------  ------    ------  ------
                     $20,245  $23,799   $39,770 $48,468   $24,516	$27,716

		In 1996, the Company sold 200,000 shares of First Financial holdings for a gain of $2.7 million, and recorded other income of $6.0 million related to the sale of REIT stocks. On January 1, 1994, the Company adopted SFAS No. 115 and began reporting its marketable securities at market value with unrealized gains and losses as a separate component of shareholders equity.Changes in net unrealized gains are recorded as adjustments to this account and not as credits or charges to earnings.

4. Borrowings

	Borrowings outstanding at December 31, 1996 were as follows (in thousands):
						                                            	1996        1995
                                                   ----        ----
	9.76% mortgage notes (a)                       $12,720       $   -
	7.75% mortgage note (b)                          9,600           -
	7.625% mortgage note (c)                         5,226           -
	6.625% senior unsecured notes (d)              120,000     120,000
	7.25% senior unsecured notes (e)                40,000      40,000
	6.875% senior unsecured notes (f)               40,000      40,000
	6.875% senior unsecured notes (g)               40,000      40,000
	7.25% senior unsecured notes (h)               120,000     120,000
	Advance under unsecured line of credit (i)	          -	          -
                                                -------     -------
	                                              $387,546    $360,000

  (a) $10.7 million and $2.0 million, 9.76% mortgage notes, principal and
      interest payable monthly,	maturity 2001.
  (b) $9.6 million 7.75% mortgage note, interest payable monthly, maturity
      2002.
	 (c)	$5.2 million, 7.625% mortgage note, interest and principal payable monthly, maturity 2002.
	 (d)	$120 million, 6.625% notes, interest payable semi-annually, principal
      installments of $40	million each due 1999, 2000, and 2001.
  (e) $40 million, 7.25% notes, interest payable semi-annually, maturity 2002.
	 (f)	$40 million, 6.875% notes, interest payable semi-annually, maturity
      2003.
	 (g)	$40 million, 6.875% notes, interest payable semi-annually, maturity
      2004.
		(h)	$120 million, 7.25% notes, interest payable semi-annually, maturity 2005.
  (i)	$130 million line of credit, first $100 million bearing interest equal to LIBOR plus 0.65%, maturity June 1997 and next $30 million bearing interest equal to LIBOR plus 0.75%, maturity October 1997.

	The Company estimates that the fair value of borrowings approximates their carrying value at December 31, 1996. Maturities of borrowings at December 31,
1996 were as follows (in thousands):
			                          Loan
			                        Amount
                           ------
	         		1997        $     157
         			1998              171
		         	1999           40,187
	         		2000           40,204
	         		2001           52,466
	         		2002           54,361
         			2003           40,000
         			2004           40,000
         			2005	         120,000
                          -------
         			             $387,546
5. Income Taxes

		As discussed in Note 1, the Company has elected to be taxed as a REIT. The
Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company distributed the required amounts of income for the periods reported. Accordingly, no provision for income taxes is required.
	The Companys taxable income differs from its income reported in the accompanying financial statements because of the difference in the timing of recognition of certain items of income and expense for tax purposes. A reconciliation of tax and book income follows:

                                              	 1996      	 1995	       1994
                                                ----        ----        ----
	Net income                                  $64,006     $53,537     $36,985
	Excess of tax over accounting depreciation   (5,857)     (6,944)    	(5,724)
	Other	                                       (1,133)    	 2,423	      	 (94)
                                              ------      ------      ------
	Estimated taxable income                    $57,016     $49,016     $31,167
                                             =======     =======     =======

6. Incentive Stock Option Plan

		Under the Companys incentive stock option plan, at December 31, 1996, there were 430,000 shares available for grant and 532,000 exercisable options outstanding. Options granted under the plan expire ten years from date of grant and may not be exercised at a rate greater than 20% per year. Shares under option which subsequently expire or are canceled are available for subsequent grant. The option price is equal to the market price of the shares on the date of the option grants.
	Options outstanding for the years ended December 31, 1996, 1995, and 1994, are as follows:

Balance December 31, 1994                                      546,000
	Exercised  (weighted average $13.25 per share)                (11,000)
	Canceled  (weighted average $19.00 per share)                 (25,000)
                                                               -------
	Balance December 31, 1995                                     510,000
	Issued (at $20.88 per share)                                  790,000
	Exercised (weighted average $18.58 per share)                 (50,300)
	Canceled (weighted average $19.98 per share)	                 (66,000)
                                                               -------
	Balance December 31, 1996
            (weighted average $19.98 per share)             	1,183,700

	The following table summarizes information about stock options outstanding at December 31, 1996:
		            Number	                                         		Number
		            Outstanding	       Remaining	                    	Exercisable
	Award Date	  at 12/31/96	   Contractual Life	  Exercise Price 	at 12/31/96
 ---------    ----------     ---------------    --------------  -----------
 3/16/92          14,000        5.3 yrs.            $ 8.25        14,000
 7/12/93          80,000        6.6 yrs.             16.63        64,000
 9/1/93           25,000        6.8 yrs.             18.75        20,000
 1/18/94          60,000        7.1 yrs.             20.88        40,500
 8/18/94         230,700        7.7 yrs.             19.00       130,700
 11/3/94          20,000        7.9 yrs.             17.88        12,000
 4/15/96         754,000        9.3 yrs.             20.88       250,800
               ---------                                        --------
               1,183,700                                         532,000

	During 1996, 1995 and 1994, the Company loaned officers and employees $3.3 million, $4.4 million and $7.2 million respectively, to purchase shares of the Companys common stock. The loans are secured by the shares purchased, carry a
0% interest rate, and are due upon demand. The Company requires that at least two thirds of dividends paid on these shares be used to repay the indebtedness. $2.3 million, $0.9 million and $0.5 million was repaid in 1996,
1995 and 1994. At December 31, 1996, the balance of such additional loans was
$14.0 million. 	The Company accounts for its stock-based compensation plans
under APB No. 25, under which no compensation expense has been recognized, since all options have been granted with an exercise price equal to the fair value of the Companys stock on the date of grant. The Company adopted SFAS No.
123 in 1996 and estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%, expected life of seven years, dividend yield of 6.8 %, and expected volatility of 24%.
Using these assumptions, the fair value of the stock options granted in 1996 is $2.0 million which would be amortized as compensation expense over the vesting period of the options. Options generally vest equally over five years.
The effect of SFAS No. 123 on the financial statements was less than 1% and deemed immaterial.

7. Employee Stock Ownership Plan

	The Company maintains an Employee Stock Ownership Plan under which the Company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the Company. The amount of the annual contribution is discretionary. The Company contributed $1.1 million, $0.8 million and $0.5 million in 1996, 1995 and 1994. In 1996, the Company loaned the ESOP $1.5 million to buy 75,000 shares of the Companys common stock. At December 31, 1996, the balance of this note and a previous note was $3.5 million. Both notes bear an interest rate equal to the thirty-day LIBOR rate plus 65 basis points. The notes are due December 31, 2002 and December 31, 2003.

8. Preferred Stock

		On December 5, 1996, the Company in a public offering issued 1.0 million shares of Series D Redeemable Preferred Stock for net proceeds of $48.7 million. In a public offering on March 8, 1995, the Company issued 4.6 million shares of Series C Cumulative Convertible Preferred Stock for net
proceeds of $109.8 million. On November 1, 1994, the Company sold 4.0 million shares of Series B Cumulative Convertible Preferred Stock for net proceeds of
$96.7 million to a small group of institutional investors. The Company has granted registration rights to the holders of the Series B and Series D shares. In 1993, the Company sold to the public 4.6 million shares of Series
A Cumulative Convertible Preferred Stock for net proceeds of $109.2 million.
During 1996 Series A Cumulative Convertible Preferred shareholders converted
0.3 million shares to 0.4 million shares of the Company common stock and at
December 31, 1996 4.2 million shares of Series A had been converted to 5.7 million shares of common stock leaving 0.4 million shares outstanding. There were no other preferred stock conversions during the year. Preferred stock at
December 31, 1996 was as follows:

			              	Preferred A	    Preferred B	   Preferred C     Preferred D
                  -----------    ------------    -----------     -----------
	Price per share      $25.00          $25.00          $25.00           $50.00
	Shares issued     4,600,000       4,000,000       4,600,000        1,000,000
	Shares outstanding  358,807       4,000,000       4,599,800        1,000,000
	Dividend per share    $1.75          $2.205           $2.15(a)        $4.145
	Call date     June 30, 1998   Oct. 31, 1999 	March 31, 2000    Dec. 10, 2026
	Conversion price     $18.65          $21.04          $22.00                -(b)

	(a) The Series C Preferred Stock contains a ratchet provision which provides that the preferred dividend rate shall be increased if necessary so that
     it will always be the greater	of $2.15 per share or the dividends payable
     on the number of shares of common stoc	 into which the Series C Preferred
     Stock is convertible.
	(b) The Series D Preferred Stock is not convertible into any other securities of the Company.

9. Dividends

	In 1996, the Company paid dividends per share as follows:


           Common    Preferred A    Preferred B	   Preferred C    Preferred D
           ------   ------------    -----------    -----------    -----------
	March 31    $.37         $.4375        $.55125        $ .5375          $   -
	June 30      .37          .4375         .55125          .5375            	 -
 September 29 .37          .4375         .55125          .5375            	 -
 December 29  .37          .4375         .55125          .5375         	 .242
             ----        -------        -------         ------           ----
	   Total   $1.48        $1.7500       $2.20500        $2.1500          $.242

	The ordinary, long-term capital gains and return of capital distributions for 1996 were as follows:
		                 Common    Preferred A  Preferred B  Preferred C  Preferred D
		                Dividends   Dividends    Dividends    Dividends    Dividends
                  --------    --------     ---------    ---------    ---------
Ordinary	          79.89%       91.82%        91.82%       91.82%       91.82%
Return of Capital  13.00%           -             -            -            -
Long-term
     capital gain 	7.11%	        8.18%        	8.18%      		8.18%      	 8.18%
                 -------       -------       -------      -------       -------
	                100.00%       100.00%       100.00%      100.00%      100.00%

	On January 17, 1997 the Company declared a $.39 per common share, $.4375 per Preferred A share, $.55125 per Preferred B share, $.5375 per Preferred C and $1.03625 per Preferred D per share dividend payable on March 31, 1997.
		The Companys dividend reinvestment plan allows any shareholder to elect to use all or a portion of cash dividends paid to acquire additional shares of the
Companys common stock at a price equal to 95% of the higher of: (a) the average of the high and low sales prices of the Companys common stock on the dividend payment date, or (b) the average of the daily high and low sales prices for the ten trading days prior to the dividend payment date. During 1996, 447,778 shares were issued at a total value of $9.1 million.
		In December 1993 the Company established a Stock Purchase Plan which provides holders of the Companys common stock and preferred stock with a method of purchasing additional common stock of the Company through optional cash payments without fees and at such 5% discount. Optional cash payments are subject to the limitation that the number of shares of common stock which can be purchased cannot exceed the number of shares of common and preferred stock owned by the shareholder. During 1996, 230,828 shares were issued for a total value of $4.7 million.

Part II

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	None

Part III

Item 10 - Directors and Executive Officers of the Registrant

         	Incorporated by reference to the Companys definitive proxy statement
          to be filed with 	the Securities and Exchange Commission.

Item 11 - Executive Compensation

         	Incorporated by reference to the Companys definitive proxy statement
          to be filed with 	the Securities and Exchange Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

         	Incorporated by reference to the Companys definitive proxy statement
          to be filed with 	the Securities and Exchange Commission.

Item 13 - Certain Relationships and Related Transactions

         	Incorporated by reference to the Companys definitive proxy statement
          to be filed with	the Securities and Exchange Commission.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Companys previously filed Registration Statement File Nos. 33-65067, 33-03335, 33-63083, and 333-22221.




/s/ Arthur Andersen LLP
     Arthur Andersen LLP






Atlanta, Georgia
March 21, 1997

Part IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)	FINANCIAL STATEMENTS.  The following schedule lists the financial statements as filed as part of this report:

		Report of Independent Public Accountants
		Balance Sheets
		Statements of Income
		Statements of Changes in Stockholders Equity
		Statements of Cash Flows
		Reconciliation of Net Income to Cash Flows
		Notes to Financial Statements

2. 	FINANCIAL STATEMENT SCHEDULES.  The following schedule lists the financial statement schedules required to be filed by Item 8 and Item 14(d) of Form
10-K:

		Report of Independent Public Accountants on Schedules Real Estate and Accumulated Depreciation

3.	Exhibits.

	(3.i)	Amended and Restated Articles of Incorporation (incorporated herein
       by	reference to Exhibit 4(a) to the Companys Shelf Registration
       Statement on Form S-3 filed December 15, 1995, file number 33-65067),
       as amended by	Articles of Amendment to Articles of Incorporation re
       Series D Preferred Stock (incorporated herein by reference to Exhibit
       4 to the Companys current report on	Form 8-K filed December 11, 1996).

	(3.ii)	By-laws (incorporated herein by reference to Exhibit   3(ii) of Item
        14 of the	Companys Annual Report on Form 10-K for the year ended
        December 31, 1993).

	(4)		Instruments Defining Rights of Security Holders, Including Indentures
      ---------------------------------------------------------------------

	(4.1)	The Companys $120,000,000 7 1/4% Notes due 2005 (incorporated herein
       by	reference to Item 7, Exhibit 4A to the Companys Form 8-K filed June
       23, 1995).

	(4.2)	Indenture (incorporated herein by reference to Item 7, Exhibit 4B to
       the	Companys Form 8-K filed June 23, 1995).

	(4.3)	First Supplemental Indenture (incorporated herein by reference to
       Item 7, Exhibit 4C to the Companys Form 8-K filed June 23, 1995).

	(4.4)	The Companys $40,000,000 7 1/4% Notes due 2002 (incorporated herein by
		    	reference to Exhibit 4A to the Companys on Form 8-K filed September
       1, 1995).

	(4.5)	The Companys $40,000,000 6.875% Notes due 2003 and $40,000,000	6.875%
       Notes due 2004 (incorporated herein by reference to Exhibit 4A to the
       Companys Form 8-K filed November 8, 1995.)

	(10)	Material Contracts.
      ------------------

	(10.1)	Credit Agreement between the Company and Lenders for a $100 million
        credit	facility (incorporated herein by reference to Item 7, Exhibit
        10 to the	Companys Form 8-K filed July 15, 1996).

	(10.2)	$120,000,000 6.625% Senior Notes/Note Purchase Agreement  (incorporated
		     	herein by reference to Exhibit 10.ii of Item 6 of the Companys
        Quarterly	Report on Form 10-Q for the quarter ended September 30, 1993).

	(10.3)	1993 Incentive Stock Option Plan (incorporated herein by reference
        to Exhibit	(10.2.1) of item 14 of the Companys Annual Report on Form
        10-K for the year ended December 31, 1993).

	(10.4)	Executive Officer Restricted Stock Loan Plan, as amended (incorporated
        herein	by reference to Exhibit (10.2.2) of the Companys Annual
        Report on Form 10-K for the year ended December 31, 1993).

	(10.5)	Employee Stock Ownership Plan and Trust Agreement (incorporated herein
        by	reference to Exhibit (10.2.3) of Item 14 of the Companys Annual
        Report on	Form 10-K for the year ended December 31, 1993).

	(10.6)	1994 Stock Option and Incentive Plan (incorporated herein by
        reference to	Exhibit (10.2.4) of Item 14 of the Companys Annual Report
        on Form 10-K for	the year ended December 31, 1993).

	(10.7)	1995 Stock Option and Incentive Plan (incorporated herein by
        reference to	Appendix B to the Companys 1995 Proxy Statement on Form
        DEF-14A filed March 27, 1995).

	(10.8)	Line of Credit Agreement  (Unsecured) for $30 million with First
        Alabama Bank dated October 7, 1996.

(11) 		Statement regarding computation of per share earnings.



(21) 		Subsidiaries of the subsidiaries of Merry Land &
       Investment Company, Inc.:

    						                             	State of        			Names Under Which
	Name			             Type of Entity     Formation    	Subsidiary Does Business
-------------------------------------------------------------------------
	Merry Land Apartment							                         Merry Land Apartment
   	Communities, Inc.	 Corporation	      	Maryland        	Communities
-------------------------------------------------------------------------
	ML Apartments
   Limited            	Corporation	      	Maryland	  	ML Apartment Limited
-------------------------------------------------------------------------
	ML Texas Apartments LP	   Limited
                        Partnership         Texas	    		ML Texas Apartments
-------------------------------------------------------------------------
	ML North Carolina					                                		ML North Carolina
 	Apartments LP   	Limited Partnership    	Georgia			      Apartments LP
-------------------------------------------------------------------------
	ML Tennessee						                                        	ML Tennessee
	Apartments LP	    Limited Partnership	    Georgia		       	Apartments LP
-------------------------------------------------------------------------
	ML Alabama			                                             			ML Alabama
	Apartments, Inc.    	Corporation	       	Alabama	          	Apartments LP
--------------------------------------------------------------------------
	(23)	Consent of Arthur Andersen, LLP

	(27)	Financial Data Schedules
   b)	Reports on Form 8-K. The registrant filed reports on Form
      8-K during the	last quarter of 1996 as follows with respect to the
      following matters.

	 Form         	Items 	       Date Filed      	Location	   Financial Statements
  ----    -----------------    ----------    ------------ --------------------
	8-K   	5 (Illness of Chairman;	Nov. 7, 1996     	N/A 		             N/A
         W. 	Tennent Houston
		         appointed Chief
           		Executive Officer)

	8-K   5,7 (Appointment	       Nov. 27, 1996; Ft. Lauderdale 	Statement of the
		          of 2 new directors;                 		Fla.; Austin, 	  Excess of
	           	acquisition of Country                     	Tx.;    and 	Operating
          		Club Place; Estates at	                 	Birmingham, Revenues Over
		         Quarry Lakes; Shoal Run                      	Ala.	    		Specific
                                                                    Expenses

	8-K  5 (Death of Chairman)   	December 9, 1996 	N/A		                	N/A



	8-K	 5,7 (Completion of	      December 11, 1996	N/A		                	N/A
		    Public Offering of
	    	Series D Preferred
		                Stock)

To the Shareholders of
Merry Land & Investment Company, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 17, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Companys management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/	Arthur Andersen LLP
	Arthur Andersen LLP


Atlanta, Georgia
January 17, 1997

PART IV

Item 14-Schedule XI - Real Estate and Accumulated
Depreciation for the Year Ending December 31, 1996:

          		                      	            Sub.        Gross Amount at Whic
                    	Initial Cost to Company   Costs.   	 Carried at December 31,1996
                                               Capital.
                         --------------------- -------    ---------------------------
	            Encum-	           	Buildings &          	          Buildings & 	  Total   Deprec.  Date   Date Deprec
Residential 	brances  		Land  		Improvements  Improve     Land  Improvements    (a) 		   (a		Built Acqui'd		Life
--------------------------------------------------------------------------------------------------------------------

Adams Farm        1,500,000   12,712,085    985,892     1,500,000  13,697,977  15,197,977  1,169,244  1987 1994 5-50 yr.
Audubon Village   3,576,000   15,671,192  1,006,624     3,576,000  16,677,816  20,253,816  1,924,363  1990 1993 5-50 yr.
Augustine Club    1,110,000    6,330,825    929,591     1,110,000  7,260,416  8,370,416  906,594  1988 1993 5-50 yr.
Auvers Village    3,840,000   17,219,224  1,622,916     3,840,000  18,842,140  22,682,140  2,225,332  1991 1993 5-50 yr.
Beach Club        2,080,000    9,957,175    245,221     2,080,000  10,202,396 12,282,396  616,153  1990 1995 5-50 yr.
Belmont Crossing  1,580,000   10,983,800    770,029     1,580,000  11,753,829  13,333,829  1,353,220  1988 1993 5-50 yr.
Belmont Landing   2,120,000   13,195,900    903,174     2,120,000  14,099,074  16,219,074  1,614,880  1988 1993 5-50 yr.
Berkshire Place      805,550    7,166,331    884,282      805,550   8,050,613  8,856,163 1,915,102  1982 1990 5-50 yr.
Bermuda Cove      1,503,000   13,553,192    699,983     1,503,000  14,253,175 15,756,175  950,720  1989 1994 5-50 yr.
Bishop Park       2,592,000   13,375,363    977,007     2,592,000  14,352,370  16,944,370  1,532,898  1991 1993 5-50 yr.
Broadway 65,000     259,675    1,538,131     65,000     1,797,806  1,862,806  524,820  1918(b) 1983 5-50 yr.
Champions Club      954,000    9,083,755    357,780       954,000  9,441,535  10,395,535  599,495  1988 1994 5-50 yr.
Champions Park    1,134,000   10,158,363    320,929     1,134,000  10,479,292  11,613,292  663,013  1987 1994 5-50 yr.
Chatham Wood        700,000    5,620,292    844,828       700,000  6,465,120  7,165,120 1,862,649  1986 1990 5-50 yr.
Cherry Creek        635,000    2,901,168 20,440,603       635,000  23,341,771  23,976,771  443,800  1986 1994 5-50 yr.
Claire Pointe     2,048,000    9,710,500  1,914,533     2,048,000  11,625,033  13,673,033  1,003,209  1986 1993 5-50 yr.
Clarys Crossing     891,000   10,883,905    284,899       891,000  11,168,804  12,059,804  696,328  1984 1994 5-50 yr.
Colony Place      1,500,000   16,142,858    745,349     1,500,000  16,888,207 18,388,207  1,878,661  1991 1993 5-50 yr.
Conway Station    1,936,000    7,939,000  1,444,044     1,936,000  9,383,044  11,319,044  921,127  1987 1993 5-50 yr.
Copper Terrace    1,200,000    9,985,256    642,808     1,200,000  10,628,064 11,828,064  1,529,860  1989 1992 5-50 yr.
Country Club Place  912,000    7,717,525     64,011     2,376,000  6,317,536  8,693,536  65,083  1987 1996 5-50 yr.
Cypress Cove      1,630,000   12,880,863  1,654,133     1,630,000  14,534,996  16,164,996  1,698,049  1990 1993 5-50 yr.
Deerbrook         1,008,000    5,133,133    948,942     1,008,000  6,082,075  7,090,075  773,795  1983 1993 5-50 yr.
Duraleigh Woods   1,629,000   15,936,411    760,964     1,629,000  16,697,375 18,326,375  1,074,596  1987 1994 5-50 yr.
English Hills     1,260,000    8,584,736    620,650     1,260,000  9,205,386  10,465,386  621,671  1984 1994 5-50 yr.
Essex Place         888,000    4,241,225    200,844       888,000  4,442,069  5,330,069  107,499  1989 1996 5-50 yr.
Estate on
 Quarry Lake (e)  1,963,000   16,037,341    211,324     2,574,000  15,637,665  18,211,665  153,935  1995 1996 5-50 yr.
Falls             1,440,000    6,210,000    743,089     1,440,000  6,953,089  8,393,089  786,462  1985 1993 5-50 yr.
Greentree           325,000    6,001,731    891,243       325,000  6,892,974  7,217,974 1,865,549  1983 1986 5-50 yr.
Gwinnett Crossing 2,632,000   16,839,075  1,044,367     2,632,000  17,883,442  20,515,442  1,927,031  1990 1992 5-50 yr.
Harvest Grove       752,000    9,759,351    545,656       752,000  10,305,007 11,057,007  1,478,661  1986 1992 5-50 yr.
Haywood Pointe      480,000    5,917,041    467,383       480,000  6,384,424  6,864,424  1,214,638  1985 1991 5-50 yr.
Hickory Creek     1,323,000   12,864,616  1,201,806     1,323,000  14,066,422  15,389,422  920,331  1984 1994 5-50 yr.
Hollows             450,000    5,256,127    761,363       450,000  6,017,490  6,467,490  1,218,131  1987 1991 5-50 yr.
Hunt Club           990,000    9,016,445    740,339       990,000  9,756,784  10,746,784  1,369,706  1990 1992 5-50 yr.
Huntington          485,100    4,371,125    372,751       485,100  4,743,876  5,228,976  664,119  1986 1992 5-50 yr.
Indigo Plantation 1,520,000    9,414,575    595,998     1,520,000  10,010,573 11,530,573  835,182  1989 1994 5-50 yr.
Kimmerly Glen     1,040,000    8,071,809    379,481     1,040,000  8,451,290  9,491,290  492,932  1986 1995 5-50 yr.
Lake Point        1,058,975    8,096,736  1,325,019     1,058,975  9,421,755  10,480,730  1,742,181  1984 1989(c) 5-50 yr.
Lakeridge         2,100,000    9,600,000    310,016     2,100,000  9,10,016 12,010,016  965,815  1991 1993 5-50 yr.
Landings          1,314,000    9,978,363    396,161     1,314,000  10,374,524 11,688,524  690,200  1986 1994 5-50 yr.
Laurel Gardens    4,800,000   20,742,850    776,985     4,800,000  21,519,835 26,319,835  1,350,673  1989 1995 5-50 yr.
Lexington Glen    5,760,000   24,320,449  1,214,558     5,760,000 25,535,007  31,295,007  2,584,294  1990 1993 5-50 yr.
Lexington Park    2,016,000    8,518,000    734,749     2,016,000  9,252,749 11,268,749  969,649  1988 1993 5-50 yr.
Lofton Place      2,240,000   11,960,000    817,598     2,240,000  12,777,598  15,017,598  1,325,696  1988 1993 5-50 yr.
Madison at
 Cedar Springs    2,470,000   21,562,600    432,435     2,470,000  21,995,039  24,465,039  1,282,373  1995 1995 5-50 yr.
Madison at
 Chase Oaks       3,055,000   25,957,233    368,606     3,055,000  26,325,839  29,380,839  1,111,260  1995 1995 5-50 yr.
Madison on Melrose 1,300,000  12,613,527    124,709     1,300,000  12,738,236  14,038,236  495,140  1995 1995 5-50 yr.
Madison at
 River Sound        838,529    7,369,277          0     1,914,849  7,369,277  9,284,126  12,874  1996 1996 5-50 yr.
Madison at
 Round Grove      2,626,000   22,060,707     459,782    2,626,000  22,520,489  25,146,489  1,167,619  1995 1995 5-50 yr.
Madison at
 Stone Creek      2,535,000   20,986,021    214,256     2,535,000  21,200,277  23,735,277  830,623  1995 1995 5-50 yr.
Madison at the
 Arboretum        1,046,500    9,054,154    338,966     1,046,500  9,393,120  10,439,620  321,960  1995 1996 5-50 yr.
Madison on the
 Parkway          2,444,000   22,020,109    419,540     2,444,000  22,439,649  24,883,649  1,235,702  1995 1995 5-50 yr.
Magnolia Villa      351,001    4,159,438  1,019,049       351,001  5,178,487  5,529,488  1,299,388  1986 1986 5-50 yr.
Mariner Club  (f) 1,824,000   16,227,875    204,302     1,824,000  16,432,177  18,256,177  432,574  1988 1996 5-50 yr.
Marsh Cove          329,786    6,649,280    974,436       329,786  7,623,716  7,953,502  1,982,694  1983 1986 5-50 yr.
Mission Bay       2,432,000   14,107,966    721,165     2,432,000  14,829,131  17,261,131  1,587,201  1991 1993 5-50 yr.
Misty Woods         720,000    7,959,871  2,442,084       720,000  10,401,955  11,121,955  1,813,154  1984 1991 5-50 yr.
Plantations at
 Killearn     (d)   828,000    6,563,020     53,608       828,000  6,616,628  7,444,628  0  1990 1996 5-50 yr.
Polos             1,640,000   12,945,374    727,943     1,640,000  13,673,317  15,313,317  1,522,860  1991 1993 5-50 yr.
Princeton Square    864,000    5,252,025  2,054,615       864,000  7,306,640  8,170,640  983,185  1984 1992 5-50 yr.
Promenade         2,171,000   18,535,275    247,016     2,171,000  18,782,291  20,953,291  1,091,858  1994 1994 5-50 yr.
Quarterdeck         580,000    8,216,250    753,465       580,000  8,969,715  9,549,715  1,615,890  1986 1989 5-50 yr.
Regency             890,000   10,318,505     79,511       890,000 10,398,016  11,288,016  33,762  1986 1996 5-50 yr.
Royal Oaks        1,988,000    9,663,149    684,083     1,988,000  10,347,232  12,335,232  1,193,707  1991 1993 5-50 yr.
Sailboat Bay        960,000    4,937,213    449,719       960,000  5,386,932  6,346,932  619,933  1986 1993 5-50 yr.
Saw Mill Village  1,530,000   18,062,088    679,701     1,530,000  18,741,789  20,271,789  1,160,028  1987 1994 5-50 yr.
Sedona Springs    2,574,000   24,834,228    221,506     2,574,000  25,055,734  27,629,734  977,527  1995 1996 5-50 yr.
Shadow Lake       1,140,000    8,397,085    294,751     1,140,000  8,691,836  9,831,836  743,206  1989 1994 5-50 yr.
Shoal Run         1,380,000    9,437,830    177,793     1,980,000  9,015,623  10,995,623  108,063  1986 1996 5-50 yr.
Sommerset Place     360,000    4,235,504    868,668       360,000  5,104,172  5,464,172  1,329,284  1983 1990 5-50 yr.
South Augusta       194,375    1,135,112    395,838       194,375  1,530,950  1,725,325  574,153  1950 1982 5-50 yr.
Spicewood Springs 1,536,000   13,614,751  1,548,803     1,536,000  15,163,554  16,699,554  2,228,155  1986 1992 5-50 yr.
Steeple Chase     1,111,500    7,671,643    421,826     1,111,500  8,093,469  9,204,969  539,398  1986 1994 5-50 yr.
Summit Place        411,500    6,891,173    898,757       411,500  7,789,930  8,201,430  1,997,220  1985 1985 5-50 yr.
Sweetwater Glen     500,000    4,571,011  1,025,769       500,000  5,596,780  6,096,780  806,151  1986 1992 5-50 yr.
Timber Hollow       800,000    5,214,004    563,342       800,000  5,777,346  6,577,346  1,143,745  1986 1991 5-50 yr.
Timberwalk        1,988,000    9,833,825    968,097     1,988,000  10,801,922  12,789,922  1,335,633  1987 1993 5-50 yr.
Valencia Plantation 873,000    9,033,168     50,000       873,000  9,083,168  9,956,168  0  1990 1996 5-50 yr.
Viridian Lake       960,000   11,022,351    824,296       960,000  11,846,647  12,806,647  1,624,221  1991 1992 5-50 yr.
Waterford         3,024,000   15,027,450  1,214,707     3,024,000  16,242,157  19,266,157  1,946,583  1988 1993 5-50 yr.
Waterford Place     900,000   10,222,867     60,400       900,000  10,283,266  11,183,266  33,332  1994 1996 5-50 yr.
Waterford Village 1,888,000   10,950,825    792,956     1,888,000  11,743,781  13,631,781  860,997  1989 1994 5-50 yr.
Waters Edge         448,000    6,490,069    857,799       448,000  7,347,868  7,795,868  1,572,161  1985 1988 5-50 yr.
Welleby Lake      3,648,000   13,152,000  1,523,172     3,648,000  14,675,172  18,323,172  1,496,095  1991 1993 5-50 yr.
West Wind Landing   960,000    5,597,500    552,105       960,000  6,149,605  7,109,605  717,162  1985 1993 5-50 yr.
Willow Trail      1,120,000    6,088,097    599,732     1,120,000  6,687,829  7,807,829  807,619  1985 1993 5-50 yr.
Windridge         1,224,000    9,971,854    753,447     1,224,000  10,725,301  11,949,301  674,492  1982 1994 5-50 yr.
Windsor Place       377,500    6,195,990  1,530,402       377,500  7,726,392  8,103,892  1,454,167  1984 1989 5-50 yr.
Woodcrest(g)         73,163    --------   8,293,835        73,163  8,437,564  8,510,727  2,462,928  1982 1983 5-50 yr.
Woodknoll           125,000   1,076,646     337,311       125,000  1,413,957  1,538,957  587,482  1975 1982 5-50 yr.
Miscell.            138,399     626,133     849,876       138,399  1,476,009  1,614,408  452,446  various various 5-50 yr.
--------------------------------------------------------------------------------------------------------------------
Total Residential 132,962,878 946,831,460 95,488,554  132,962,878  1,042,463,743  1,175,426,621  99,493,351
Commercial          791,726   3,089,125   2,993,232       791,726  6,082,357  6,874,083  1,744,257 various various 5-50 yr.
Development in
 Progress(g)     14,395,165    --------  37,737,542 	  24,698,865  31,411,558  56,110,423 	         --------
Land	             3,815,405    --------   --------	     3,815,405           -------- 4,059,944 	29,526
Total          $151,965,174 $949,920,585 $136,219,32 $162,268,874  $1,079,957,658  $1,242,471,071  $101,267,134

Notes:
(a)  Reconciliations of total real estate carrying value and accumulated depreciation for the years ending December 31, 1996, 1995 and 1994 are as
follows: 	  	   	                                           Real Estate                     Accumulated Depreciation
                                          -------------------------------------------  -------------------------------------
 	                                             1996             1995             1994        1996         1995          1994
   Balance at beginning of period          $1,040,225,976  $814,435,663  $564,519,670 $67,627,934  $41,362,624   $23,479,723
   Additions- acquisitions and
       improvements                           216,470,076   225,806,187   250,201,373  34,489,629   26,265,310    17,904,287
   Deductions- cost of real estate sold   	     14,22,981        15,874       285,380	    850,429      -----          21,386
   Balance at end of period                $1,242,471,071 $1,040,225,976 $814,435,663 $101,267,134  $67,627,934  $41,362,624


(b) This property was substantially renovated by the Company following acquisition.
(c)  Additional apartment units acquired in 1992.

(d) This property secures a term loan. At December 31, 1996, the balance outstanding was $5,226,400.

(e) This property secures two term loans. At December 31, 1996, the balances outstanding were $1,995,268 and $10,724,566.

(f) This property secures a term loan. At December 31, 1996, the balance outstanding was $9,600,000.

(g) These properties have carrying costs equal to $523,036 for Woodcrest and $3,977,716 for development in progress.

Part IV
Item 14 -  Exhibit 11 - Computation of Per Share Earnings

                           		         	1996     	     	1995	    	    1994
                                       ----	           ----         ----
PRIMARY
	Net income                      $64,006,073    $53,537,199   $36,984,527
	Preferred dividend requirement  	19,842,834    	18,129,144     7,933,704
                                  ----------     ----------    ----------
	Net income available for common $44,163,239   	$35,408,085   $29,050,823
                                  ==========     ==========    ==========

	Average common shares
              outstanding         35,918,565     33,367,527    26,430,241

	Primary earnings per share average  	$1.23           $1.06         $1.10
                                  ==========     ==========    ==========
FULLY DILUTED:
	Net income                      $64,006,073    $53,537,199   $36,984,527
	Preferred dividend requirement      242,000             	-             -
                                  ----------     ----------    ----------
 Net income                      $63,764,073    $53,537,199   $36,984,527
                                  ==========     ==========    ==========
	Average convertible
        preferred shares          10,658,838      9,744,051     6,132,041
	Average common shares
             outstanding  	       35,918,565    	33,367,527    26,430,241
                                  ----------     ----------    ----------
	Average fully diluted common
       shares outstanding         46,577,403     43,111,578    32,562,282
                                  ==========     ==========    ==========

	Fully diluted earnings per share 	   	$1.23*         $1.06* 	      $1.10*


*Actual computation is antidilutive.

Part III
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

MERRY LAND & INVESTMENT COMPANY, INC.
(Registrant)


/s/W. Tennent Houston
---------------------
W. 	Tennent Houston - President
and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Boone A. Knox	       3/24/97    /s/W. Tennent Houston      3/24/97
------------------------           ------------------------
Boone A. Knox - Chairman 	Date	    W. Tennent Houston -        Date
of the Board and Director	        	President, Chief Executive
                               				Officer and Director

/s/ Micheal N. Thompson 3/24/97    /s/W. Hale Barrett         3/24/97
-----------------------            -----------------------
Michael N. Thompson, 	   Date      	W. Hale Barrett -          Date
Executive Vice President,               Secretary
Chief Operating Officer and Director

/s/Hugh Calvin Long II  3/24/97     /s/Pierce Merry, Jr.      3/24/97
----------------------              ----------------------
Hugh Calvin Long II -    Date       Pierce Merry, Jr. -         Date
Director                            Director

/s/Paul S. Simon        3/24/97  	  Robert P. Kirby           3/24/97
---------------------               ---------------------
Paul S. Simon -Director  Date       Robert P. Kirby - Director  Date

/s/Ronald J. Benton     3/24/97
--------------------
Ronald J. Benton -       Date
Vice President