Form 10-K/A
period 1996-12-31
MERRY LAND & INVESTMENT CO INC
filed 1997-05-15
CIK 350071

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                          32,793
[SECURITIES]                                    23,799
[RECEIVABLES]                                    3,485
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                56,592
[PP&E]                                       1,244,318
[DEPRECIATION]                                 102,277
[TOTAL-ASSETS]                               1,208,246
[CURRENT-LIABILITIES]                           21,928
[BONDS]                                        360,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                    273,965
[COMMON]                                        37,784
[OTHER-SE]                                     487,022
[TOTAL-LIABILITY-AND-EQUITY]                 1,208,246
[SALES]                                        176,988
[TOTAL-REVENUES]                               192,828
[CGS]                                          102,577
[TOTAL-COSTS]                                  128,821
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              22,527
[INCOME-PRETAX]                                 64,006
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             64,006
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    64,006
[EPS-PRIMARY]                                     1.23
[EPS-DILUTED]                                     1.23