Form 10-Q
period 1997-03-31
MERRY LAND & INVESTMENT CO INC
filed 1997-05-15
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             ------------

                              Form 10Q
                             ------------

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal quarter ended

                           March 31, 1997
                  Commission file number: 001-11081

               Merry Land & Investment Company, Inc.
       (Exact Name of Registrant as Specified in Its Charter)

State of Incorporation:Georgia I.R.S. Employer Identification Num.:58-0961876
                            ------------

                            P.O. Box 1417
                          Augusta, Georgia
              (Address of Principal Executive Offices)

      706 722-6756                                        30903
(Registrant's Telephone                               (Zip Code)
Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for
the past ninety days:  Yes    X   . No    .
                             ---      ----
The number of shares of common stock outstanding as of March 31, 1997 was 38,259,859.

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance sheets - March 31, 1997 and December 31, 1996

        Statements of income - Three months ended March 31, 1997
         and 1996

        Statements of cash flows - Three months ended March 31, 1997 and 1996

        Notes to condensed financial statements

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

                Merry Land & Investment Company, Inc.
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                   (Unaudited)
                                     March 31,    December 31,
                                         1997            1996
                                    ---------     -----------
PROPERTIES AT COST
  Apartments                       $1,189,046      $1,175,427
  Apartments under development         60,046          56,110
  Commercial rental property            6,971           6,874
  Land held for investment or
  future development                    4,090           4,090
  Operating equipment                   2,181           1,817
                                   ----------      ----------
                                    1,262,334       1,244,318
  Less accumulated depreciation
  and depletion                      (111,727)       (102,277)
                                    1,150,607       1,142,041
CASH AND SECURITIES
   Cash and cash equivalents           36,878          32,793
   Marketable securities                9,294          23,799
                                   ----------      ----------
                                       46,172          56,592
OTHER ASSETS
   Notes receivable                       717             726
   Other receivable                     2,938           2,449
   Deferred loan costs                  3,354           3,497
   Other                                3,655           2,941
                                   ----------      ----------
                                       10,664           9,613
                                   ----------      ----------
TOTAL ASSETS                       $1,207,443      $1,208,246

NOTES PAYABLE
   Mortgage loans                  $   27,508      $   27,546
   Senior notes                       360,000         360,000
   Note payable-credit line               ---             ---
                                   ----------      ----------
                                      387,508         387,546

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
   Accrued interest                     6,303           4,016
   Resident security deposits           1,396           1,669
   Accrued property taxes               6,597           7,642
   Accrued employee compensation          661           2,284
   Other                                5,706           6,317
                                   ----------      ----------
                                       20,663          21,928


STOCKHOLDERS' EQUITY
   Preferred stock, at $25 and $50 liquidation preference, 20,000 shares authorized:
   267 and 359 shares, $1.75
   Series A Cumulative Convertible      6,684           8,970
   4,000 shares, $2.205 Series B
   Cumulative Convertible             100,000         100,000
   4,600 shares, $2.15 Series C
   Cumulative Convertible             114,995         114,995
   1,000 shares, $4.145 Series D
   Cumulative Redeemable Preferred     50,000          50,000
   Common stock, at $1 stated value,
   100,000 shares authorized
     38,260 and 37,784 shares issued   38,260          37,784
   Capital surplus                    507,831         498,907
   Cumulative undistributed net
   earnings                             (381)           2,064
   Notes receivable from stockholders
   and ESOP                          (20,199)        (17,502)
   Unrealized gain on securities        2,082           3,554
                                   ----------      ----------
                                      799,272         798,772
                                   ----------      ----------
LIABILITIES AND STOCKHOLDERS'
EQUITY                             $1,207,443      $1,208,246


The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements

                 Merry Land & Investment Company, Inc.
                   CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share data)
                              (Unaudited)
                              Three months ended March 31,
                                        1997         1996
                                   ---------      -------
Rental income                      $  47,861    $  41,563
Mineral royalties                         95           90
Mortgage interest                         28           24
Other interest                           738          727
Dividends                                559          899
Other income                           3,501        1,223
                                   ---------    ---------
                                      52,782       44,526

Rental expense                        12,686       11,239
Interest                               5,626        5,792
Depreciation -  real estate            9,425        7,802
Depreciation -  other                     84           65
Amortization - financing costs           142          142
Taxes and insurance                    5,585        4,802
General and administrative expense     1,056          594
                                   ---------    ---------
                                      34,604       30,436

Income before net realized gains      18,178       14,090
Net realized gains                       ---          459

NET INCOME                            18,178       14,549

Dividends to preferred shareholders    5,831        4,966
                                   ---------    ---------
NET INCOME AVAILABLE
FOR COMMON SHARES                    $12,347     $  9,583
                                   ---------    ---------

Weighted average common shares
   - outstanding                      37,957       33,899
   - fully diluted                    48,292       44,759

NET INCOME PER COMMON SHARE        $     .33     $    .28
                                   ---------    ---------
CASH DIVIDENDS DECLARED
PER COMMON SHARE                   $     .39     $    .37




The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1 - Financial Statements

               Merry Land & Investment Company, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)
                                   Three Months ended March 31,
                                        1997              1996
                                   ---------         ---------
OPERATING ACTIVITIES:
   Rents and royalties received    $  47,975          $  41,654
   Interest received                     701                712
   Dividends received                    559              1,641
   Rental expense                    (13,481)           (12,464)
   General and administrative expense (1,587)            (1,058)
   Interest expense                   (3,338)               (40)
   Property taxes and insurance
   expense                            (7,376)             (4,074)
   Other                                                   (370)
                                                           (323)
   Net cash provided by operating
   activities:                        23,083             26,048



INVESTING ACTIVITIES:

   Principal received on notes
   receivable                              5                  7
   Sale of securities                 16,046              15,647
   Purchase of securities                ---            (15,606)
   Purchase of real property             ---            (10,151)
   Development of real property      (16,668)            (9,643)
   Recurring capital expenditures     (1,328)            (1,179)
   Improvements to existing properties  (851)            (2,559)
   Other                                   43            (1,322)
                                     --------         ----------
   Net cash (used) by operating
   activities                         (2,753)            (24,806)

FINANCING ACTIVITIES:
   Net borrowings (repayments)
   - mortgage loans                     (38)                ---
   Cash dividends paid - common     (14,793)            (12,584)
   Cash dividends paid - preferred,
   Series A                            (117)               (288)
   Cash dividends paid - preferred,
   Series B                          (2,205)             (2,205)
   Cash dividends paid - preferred,
   Series C                          (2,472)             (2,472)

   Cash dividends paid - preferred,
   Series D                         (1,036)                 ---
   Common stock retired                ---                 (729)
   Sale of common stock - reinvested
   dividends                         2,802                2,056
   Sale of common stock - stock
   purchase plan                     1,062                1,092
   Sale of common stock - employees    673                1,314
   Sale of preferred stock - public
   offering                           (121)                 (25)
                                   ---------            --------
   Net cash provided (used)
   by financing activities         (16,245)              (13,841)
                                   ---------            --------

NET INCREASE (DECREASE) IN CASH      4,085               (12,599)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                 32,793                43,834
                                   ---------            --------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                   $   36,878              $ 31,235

  The accompanying notes are an integral part of these statements

Form 10-Q - Part I. Financial Information
Item 1 - Financial Statements

               Merry Land & Investment Company, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Income to Cash Flows from Operating
Activities
                         (In thousands)
                            (Unaudited)

                                     Three Months ended March 31,
                                     ---------------------------
                                           1997          1996
                                           ----          ----
Net income                            $   18,178     $  14,549
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
 Depreciation and amortization             9,651         8,009

 (Increase) decrease in interest and
    accounts receivable                   (1,237)          714

 (Increase) decrease in other assets        (308)       (1,366)
 Increase (decrease) in accounts
   payable and accrued interest           (3,201)        4,600

 Gain on the sale of marketable
   securities                              ---            (458)
                                          -------       -------

Net cash provided by operating
   activities                           $ 23,083     $   26,048

The accompanying notes are an integral part of these statements.

                     Merry Land & Investment Company, Inc.
                    NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                             (Unaudited)

1. Nature of Business

   Merry Land & Investment Company, Inc. is a real estate investment trust (REIT), which owns and operates upscale apartment communities in nine Southern states including Alabama, Florida,Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.
   The consolidated financial statements for the three month periods ended March 31, 1997 and March 31, 1996 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.
   In March, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS 128 significantly changes reported earnings per share for companies with complex capital structures. The Company believes the effect on the Company's earnings per share is not material.

2. Marketable Securities

   The cost and market value of securities by major classification at March 31, 1997 were as follows (dollars in thousands):

                                   Unrealized
                                  Cost       Market      Gain
                                -------      ------    ------
   Common stock                  $5,306      $6,856    $1,550
   Corporate debentures           1,906       2,438       532
                                -------      ------    ------
                                 $7,212      $9,294    $2,082
3. Borrowings

   Borrowings at March 31, 1997 were as follows (dollars in thousands):

   9.76% mortgage notes (a)                           $    12,701
   7.75% mortgage note (b)                                  9,600
   7.625% mortgage note (c)                                 5,207
   6.625% senior unsecured notes (d)                      120,000
   7.25% senior unsecured notes (e)                        40,000
   6.875% senior unsecured notes (f)                       40,000
   6.875% senior unsecured notes (g)                       40,000
   7.25% senior unsecured notes (h)                       120,000
   Advances under unsecured line of credit (i)                  0
                                                        ---------
                                                        $ 387,508

   (a) $10.7 million and $2.0 million, 9.76% mortgage notes, principal and interest payable monthly, maturity 2001.
   (b) $9.6 million, 7.75% mortgage note, interest payable monthly, maturity 2002.
   (c) $5.2 million, 7.625% mortgage note, interest and principal payable monthly, maturity 2002.
   (d) $120.0 million, 6.625% notes, interest payable semi-annually, principal installments of $40.0 million each due 1999, 2000, and 2001.
   (e) $40.0 million, 7.25% notes, interest payable semi-annually, maturity 2002.
   (f) $40.0 million, 6.875% notes, interest payable semi-annually, maturity 2003.
   (g) $40.0 million, 6.875% notes, interest payable semi-annually, maturity 2004.
   (h) $120.0 million, 7.25% notes, interest payable semi-annually, maturity 2005.
   (i) $130.0 million line of credit, first $100.0 million bearing interest equal to LIBOR plus 0.65%, maturity June 1997, and next $30.0 million bearing interest at LIBOR plus 0.75%, maturity October 1997.

   The Company estimates that the fair value of borrowings approximates their carrying value at March 31, 1997. Maturities of borrowings at March 31 were as follows (dollars in thousands):

     1997                              $       157
     1998                                      171
     1999                                   40,187
     2000                                   40,204
     2001                                   52,466
     2002                                   54,361
     2003                                   40,000
     2004                                   40,000
     2005                                  120,000
                                        ----------
                                        $  387,546


4. Income Taxes and Dividend Policy
   As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1997 to qualify as a REIT and to avoid paying income taxes. On March 31, 1997, the Company paid dividends per share as follows:

   Series A Preferred      $0.43750
   Series B Preferred      $0.55125
   Series C Preferred      $0.53750
   Series D Preferred      $1.03625
   Common                  $0.39000

Form 10-Q - Merry Land & Investment Company, Inc.
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

(Dollars in thousands except apartment and per share data)

Overview

     Merry Land & Investment Company, Inc. is the largest owner and operator of upscale garden apartments in the South. At March
31, 1997, the Company had a total equity market capitalization of over $1.0 billion and owned a high quality portfolio of 91 apartment communities containing 25,113 units. The communities are geographically diversified through the Southern United States, located in twenty-seven metropolitan areas, each with a population in excess of 250,000, extending from the Washington, D.C. area to Texas and Florida. Substantially all of the Company's apartment communities command rental rates in the upper range of their markets.

     Operating Strategy. The Company's strategy is to own and operate a significant number of communities in every major market in the Southern United States, and to establish a reputation recognized among apartment dwellers throughout this region for high quality communities and first class service. The accomplishment of this strategy should allow the Company to increase funds from operations and distributions to shareholders by producing greater cash flows at its apartment communities through significant marketing advantages and operating efficiencies. The Company adds to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage (primarily from merchant builders) and by developing communities from the ground up. The following table further describes the Company's apartment holdings by major market as of March 31,1997 (dollars in thousands except rental rates):

                                         Average     Mar. Average
                                         Occupancy(1)Rental Rate(2)
                                      % of ---------    ----------
Market         Units       Cost Total Cost 1997  1996   1997  1996
-----          -----     ------  ---------- ----  ----   ----  ----
Atlanta         3586   $156,353      13.1 % 92.4% 96.2%  $669  $663
Dallas         1,830    117,982       9.9   90.8  87.5    849   823
Jacksonville   2,550    106,026       8.9   93.4  96.6    621   606
Orlando        1,902    101,373       8.5   96.1  94.5    669   650
Austin         1,249     80,052       6.7   95.3  89.3    842   803
Ft. Lauderdale 1,144     71,769       6.0   91.3  90.3    850   818
Charlotte      1,801     70,616       5.9   92.2  93.1    615   574
Tampa          1,643     64,699       5.4   96.6  94.8    652   641
Ft. Myers      1,268     64,184       5.4   97.2  95.3    664   651
Raleigh        1,256     47,915       4.0   94.5  94.9    621   594
Savannah         865     33,100       2.8   93.3  96.6    630   596
Charleston       880     27,230       2.3   94.5  87.7    548   527
All others     5,139    247,747      20.8   91.0  90.1    650   626
               ------ ----------    -----   ----  ----   ----  ----
              25,113 $1,189,046     100.0%  92.9% 93.1%  $677  $650

     ------------
     (1) Represents the average of physical occupancy at each month end for the period held.
     (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March month end.

     Growth. Merry Land intends to increase its holdings of apartments primarily through the acquisition of apartment communities and also through apartment development. The following table summarizes the Company's growth in recent years (dollars in thousands):

                                1997(1)       1996       1995          1994
                              ----------    -------    -------       ------
Units acquired                       ---      2,475      3,444        4,872
Units developed                      178        414        ---          ---
Total units owned at end
of period                         25,113     24,936     22,296       18,852
Total cost of apartments      $1,189,046 $1,175,427 $1,009,056     $796,436
Total apartment rental income    $47,707   $176,053   $144,283     $101,667


     ------------
     (1)  Represents totals at March 31, 1997.


     Development. At March 31, 1997, the Company had six communities with 2,082 units under construction (of which 312 units have been delivered) and two communities with 706 units under development. These communities will be completed at an expected total cost of $203.5 million. In addition, the Company owns land for 1,232 additional units. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
     The following table summarizes the Company's current development communities and recently completed communities. Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

                                                                       Cost of
                                               Total                      Units
                                   Total   Estimated    Total            Placed
                                 Estimated     Cost      Cost Units in       in   Estimated
Location   Community        Units   Cost    Per Unit  to Date  Service  Service  Completion
--------   ---------        -----   ----    -------   ------   -------  -------   ----------
Completed:
-----------
Nashville   Cherry Creek     280  $18,931   $67,611   $18,931   280     $18,931    4Q1996

Under Construction, Leasing Underway
------------------------------------
Atlanta     River Sound      586  $41,250   $70,392   $31,129    240    $16,441    1Q 1998
Greensboro  Adams Farm II(1) 200   13,200    66,000     9,346     72      4,783    4Q 1997
Savannah    Long Point       308   21,000    68,182    14,090    ---        ---    1Q 1998
Under Construction
------------------
Richmond    Wyndham          264   23,400    88,636     5,946    ---        ---    4Q 1997
Greensboro  Bridford Lake    300   20,400    68,000     2,261    ---        ---    4Q 1998
Atlanta     Sweetwater Creek 424   32,000    75,472     3,963    ---        ---    2Q 1999
                           ----- --------    ------     ------   ---      ------
                           2,082 $151,250   $72,646     66,735   312     $21,224

Under Development
-------------------
Richmond    Spring Oak       506  $38,800   $76,680     $4,707                         1998
Nashville   Cherry Creek II  200   13,400    67,000      2,341                         1998
                             ---   ------    ------      -----
                             706  $52,200   $73,938     $7,048

Future Development
------------------
Savannah    Long Point II     352                     $    640
Nashville   Bell Road         360                        1,641
Nashville   Bell Road II      320                        1,641
Greensboro  Bridford Lake II  200                        1,470
                            ------                      -------
                            1,232                     $  5,392

----------
(1)  Adjoins the Company's Adams Farm community

Recent Events

     Acquisitions. In the three month period ended March 31, 1997, the Company did not acquire any apartment communities. However, on April 18, 1997 and May 9, 1997 the Company acquired Polos East, a 308 unit luxury apartment community built in 1991 and located in east Orlando, Florida and Ranchstone, a 220 unit luxury apartment community built in 1996 and located in northwest Houston, Texas. The purchase prices were $16.0 million and $11.3 million paid in all cash transactions.

     Sale of Columbus, Ohio Community. The Company sold the Saw Mill Village community on April 22, 1997. This community was acquired in late 1994 as part of a twelve property portfolio transaction but did not conform to Merry Land's strategy of building a Southern apartment franchise. The sales price for this community was $19.6 million with a gain totaling $0.5 million which will be recognized in the second quarter of 1997.

     Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties (dollars in thousands):

                                                  Estimated    Estimated
 Community                     Location     Units      Cost   Completion
----------                     --------     -----  ---------   ---------
 Creekside Homes at Legacy     Dallas, Texas  380  $28,500     2Q 1998
 Villages of Prairie Creek I   Dallas, Texas  236   17,700     2Q 1998
 Villages of Prairie Creek II  Dallas, Texas  200   15,000     1Q 1999
                                              ---   ------
                                              816  $61,200

     The Company will acquire title to these communities upon completion of construction for an amount equal to the lesser of the budgeted cost or the seller's actual cost. The Company will pay the seller additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas. Although the third party developer bears the development and construction risk, the Company will actively monitor construction quality of the communities.

     Results of Operations for the Three Months Ended March 31,
1997 and 1996.

     Rental Markets. Rental markets were somewhat weaker in the three month period of 1997 than in the same period in 1996 primarily as a result of new apartment construction. The
Company expects its apartment portfolio to experience occupancy in 1997 approximately 1.0% below the 93.3% average occupancy experienced throughout 1996 as the result of weaker markets. The
Company believes that if general economic activity, job growth and household formation in the South remain strong, serious further weakness should not develop in 1997 or 1998 as a result of overbuilding.

     Rental Operations - Total Portfolio. The operating performance of the Company's apartment portfolio is summarized in the following table (dollars in thousands except average monthly rent):
                                Change from         Three Months
                                                   -------------
                     % Change   1996 to 1997       1997     1996
                    --------   ------------       -----     -----
Rents                  15.2%       $6,291        $47,707  $41,416
Operating expenses (1) 13.0         1,455         12,642   11,187
Taxes and insurance    21.8           986          5,501    4,515
                       ----         -----         ------   ------
Subtotal(1)            15.5         2,441         18,143   15,702

                       15.0%       $3,850        $29,564  $25,714

Average occupancy(2 )  (0.2)%(3)                   92.9%    93.1%
Average monthly rent(4)  4.1%                       $677     $650
Expense ratio(5)         0.1%(3)                   38.0%    37.9%
----------
(1)   Excludes depreciation and amortization
(2) Represents the average physical occupancy at each month end for the period held.
(3)   Represents increase or decrease between periods.
(4) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
(5) Represents total of operating expenses, taxes and insurance divided by rental revenues.


     Acquisitions in the last three quarters of 1996 and the delivery of 178 units from the Company's development program in the first quarter of 1997 increased the weighted average number of apartments owned to 25,039 in the three month period of 1997 from 22,457 in the three month period of 1996. Rental revenues and expenses rose accordingly. Company wide occupancy totaled 93.1% at both March 31, 1997 and at the same date in 1996.
     The 4.1% increase in portfolio average rental rates in the three month period of 1997 from the three month period of 1996 resulted from both higher rents at the Company's continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1996 and 1997, whose monthly rents averaged $748 at March 31, 1997, versus the total portfolio average of $677.

     Rental Operations - Same Store. The performance of the
21,496 units which the Company held for the three month period of both 1997 and 1996 ("same store" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):
                                    Change from       Three Months
                                                      ------------
                       % Change     1996 to 1997       1997   1996
                       --------     ------------       ----   ----
Rental income              2.5%        $988         $40,670 $39,682
Personnel                 11.8          468           4,439   3,971
Utilities                (22.2)        (539)          1,886   2,425
Operating                  4.6           91           2,052   1,961
Maintenance and grounds   (2.2)         (52)          2,297   2,349
Taxes and insurance        7.7          330           4,617   4,287
                           ---          -----        ------  ------
Subtotal(1)                2.0           298         15,291  14,993

                          2.8%          $690        $25,379 $24,689

Average occupancy(2)      0.2%(3)                     93.5%   93.3%
Average monthly rent(4)   3.3%                         $665    $644
Expense ratio(5)        (0.2)%(3)                     37.6%   37.8%

     Rental income rose by $1.0 million or 2.5% for those properties held for all of both periods, as a result of 0.2% higher occupancy and 3.3% higher average rental rates. However, higher rent concessions offset increases in occupancy and rental rates. At March 31, 1997 same store occupancy was 93.9%, up from 93.3% at March 31, 1996.
     Operating expenses increased $0.3 million or 2.0% in 1997 from the same period in 1996.Personnel costs accounted for $0.5 million of the increase, resulting primarily from higher employee headcount and salaries. Utilities expense decreased by $0.5 million or 22.2% as the Company has passed a portion of its water expense to the residents. Accruals for property taxes and insurance increased by $0.3 million to reflect higher projected assessed values and millage rates.
     Rental Operations - Development Communities. $16.7 million was expended in the three month period of 1997 for apartments under development, bringing the cumulative investment to
$100.7 million, including capitalized interest of $5.2 million. The Company expects to put approximately 1,400 units in service in 1997. Some dilution of earnings may occur to the extent that leasing lags behind the delivery of units.
     106 units of Madison at River Sound community and 72 units of Madison at Adams Farm community were delivered in the first quarter of 1997. The operating results for the three month period of 1997 and 1996 for all development communities is summarized in the following table (dollars in thousands; see footnotes above):
                                            Three months
                                           -------------
                                          1997         1996
                                          ----         ----
          Units                          1,019          427

          Rental income                 $1,794         $765
          Operating expense (1)            477          244
          Taxes and insurance              131           68
          Subtotal (1)                     608          312
                                         -----        -----
                                        $1,186         $453

     At March 31, 1997, 80.2% of the 1,019 units delivered at
Cherry Creek, Madison at River Sound and Madison at Adams Farm were leased at an average rental rate of $730 per unit, or $.69 per square foot.

     Rental Operations - Other Communities. The Company defines "other communities" as those not included in same store communities or development communities. These include communities bought or sold in part or in whole in 1996. At March 31, 1997, these communities included 2,598 units. The performance of the other communities for the three month period of 1997 and 1996 are summarized in the following table (dollars in thousands; see footnotes above):

                                                Three months
                                               ------------
                                             1997         1996
                                             ----         ----
         Units                              2,598          534
         Rental income                     $5,243         $970
         Operating expense (1)              1,491          237
         Taxes and insurance                  683           54
                                            -----        -----
         Subtotal (1)                       2,174          291

                                           $3,069         $679


     Interest, Dividend and Other Income. Interest, dividend and other income are summarized in the following table (dollars in thousands):
                                               Three months
                                              -------------
                                             1997       1996
                                             ----       ----
          Interest income                  $  766    $   751
          Dividend income                     559        899
          Other income                      3,501      1,223
                                            -----      -----
           Total                           $4,826     $2,873

     Dividend income decreased as the Company liquidated the majority of its equity security investments. The $3.5 million in other income was generated primarily from the sale of a portion of the equity security investments. At March 31, 1997 the Company's equity security investments totaled $6.9 million, down from $18.3 million at December 31, 1996 and an average of $11.5 million for the three months of 1997.

     Interest Expense. Interest expense totaled $5.6 million in the three month period of 1997, down from $5.8 million in the three month period of 1996. Average debt outstanding rose to $387.5 million in the three month period of 1997 from $360.0 million in the three month period of 1996, primarily as a result of the assumption of mortgage notes in 1996 related to apartment acquisitions. The weighted average interest rate charged on all the Company's debt increased to 7.1% in the three month period of 1997 from 7.0% for the three month period in 1996 as a result of an average interest rate of 8.7% on the mortgage debt assumed. During the three month period of 1997, $1.2 million of interest related to the Company's development projects was capitalized versus $0.5 million in the three month period of 1996.

     General and Administrative Expenses. General and administrative expenses in the three month period of 1997 were $1.1 million, representing 2.2% of rental revenues and 4.0% of funds from operations. General and administrative expenses increased $0.5 million in the first three months in 1997 versus the first three months in 1996 due primarily to higher payroll, professional fees, outside directors' expenses and investor communications. Payroll expense increased primarily due to increased employee headcount and pay rates.

     Net Income. Net income totaled $18.2 million in the three month period of 1997 and $14.5 million for the three month period of 1996. Net income available for common shareholders totaled $12.3 million in the three month period of 1997 and $9.6 million for the three month period of 1996. The increases in net income and net income available for common shareholders for 1997 when compared to 1996 arose principally from substantially increased operating income from apartments due to the growth of the Company's apartment holdings, as well as increases in other income. Net income per common share in the three month period of 1997 increased to $.33 from $.28 in the three month period of 1996.

     Dividends to Preferred Shareholders. Dividends to preferred shareholders totaled $5.8 million in the three month period of 1997 and $5.0 million in the three month period of 1996.
Preferred dividends are summarized in the following table
(dollars in thousands):


                                               Three months
                                               ------------
                                              1997       1996
                                              ----       ----
     Series A Preferred share dividends     $   118   $   289
     Series B Preferred share dividends        2,205    2,205
     Series C Preferred share dividends        2,472    2,472
     Series D Preferred share dividends        1,036      ---
                                              -----    ------
       Total preferred dividends              $5,831   $4,966


     The increase in preferred dividends arose from an increase in the amount of preferred stock outstanding during the period as a result of the issuance of $50.0 million of Series D preferred shares in December, 1996. Holders of the Company's Series A Preferred Stock have converted 4.3 million of the 4.6 million Series A shares originally issued in June 1993 into 5.8 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend.

     Funds From Operations. Funds from operations rose 21.3% to $26.6 million in the three month period of 1997 as compared to $21.9 million in the three month period of 1996. Funds from operations available to common shares rose 28.6% to $21.8 million in the three month period of 1997 compared to $16.9 million in the three month period of 1996. These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings and increased other income produced by the active management of cash raised in securities offerings which was not yet invested in apartments. On a fully diluted per share basis, funds from operations increased 12.2% to $.55 in 1997 from $.49. Other income from securities totaled $3.5 million, or $.07 per share for the first quarter of 1997 versus $1.1 million, or $.03 per share for the first quarter of 1996. At March 31, 1997, the Company held marketable equity securities with unrealized gains of $1.5 million which should produce cash management income of about $0.03 per share in the second quarter of 1997, after which the Company does not expect further amounts of such earnings. "Core FFO", those earnings produced exclusively by non cash management activities, rose 4% to $.48 per share from $.46 per share for the first quarter of 1997.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):


                                              Three months
                                             -------------
                                             1997        1996
                                             ----        ----
Net income                                $18,178      $14,548
Less preferred dividends paid               5,831        4,966
                                           ------       ------
Net income available for common shares     12,347        9,582

Add depreciation of real estate owned       9,425        7,802
Less net realized gains                       ---          458
                                           ------       ------
Funds from operations
   available to common shares              21,772       16,926
Add convertible preferred dividends         4,795        4,966
                                           ------       ------
Funds from operations-fully diluted       $26,567      $21,892

Weighted average common shares
outstanding -
       Primary                             37,957       33,899
       Fully diluted                       48,292       44,759

Funds from operations per share-
  Primary                                  $  .57       $  .50
  Fully diluted                            $  .55       $  .49
  Other income from
   securities (fully diluted)              $  .07       $  .03
  Core FFO (fully diluted)                 $  .48       $  .46

     The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company's funds from operations by $0.2 million in both three month periods of 1997 and 1996.

Liquidity and Capital Resources

     Financial Structure. The Company's senior notes and its preferred stock are rated investment grade by Standard & Poor's Corporation (BBB+/BBB), Moody's Investors Services, Inc. (Baa2/Baa3) and Duff & Phelps Credit Rating Co. (BBB+/BBB). At March 31, 1997, total debt equaled 33% of total capitalization at cost, and 27% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):


                                                           Equity at
                                                  % of        Market  % of
                                         Cost    Total        Value  Total
                                         ----    -----    ---------  -----
 Advances under line of credit     $      ---     ---%    $     ---   ---%
 Mortgage loans                        27,508       2         27,508    1
 6.625% senior unsecured notes, 1999   40,000       3         40,000    3
 6.625% senior unsecured notes, 2000   40,000       3         40,000    3
 6.625% senior unsecured notes, 2001   40,000       3         40,000    3
 7.25% senior unsecured notes, 2002    40,000       3         40,000    3
 6.875% senior unsecured notes, 2003   40,000       3         40,000    3
 6.875% senior unsecured notes, 2004   40,000       3         40,000    3
 7.25% senior unsecured notes, 2005   120,000      13        120,000    8
                                      -------       --        -------   --
 Total debt                           387,508      33%        387,508  27%


 Series D preferred equity             50,000       4%         50,000   3%
 Common and preferred equity (1)      749,271      63%        996,208  70%
                                      -------      ---        -------  ---
 Total equity                         799,271      67%      1,046,208  73%

 Total capitalization              $1,186,779     100%     $1,433,716 100%
 -----------
 (1) Assumes conversion of all outstanding convertible preferred stock into common stock.

     At March 31, 1997, the Company had no borrowings outstanding under its lines of credit. The first $100.0 million of borrowings under the line bear interest at 0.65% above the thirty day London Interbank Offered Rates. At that date, the Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow $155.2 million on an unsecured basis.
     It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At March 31, 1997, the Company had three mortgage loans outstanding, which were assumed in 1996 in connection with the purchase of three communities.

     Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities, by liquidating marketable securities and short term investments and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, apartment development and capital improvements. The Company has reduced its holdings of marketable securities which were acquired as a temporary investment pending the acquisition or development of additional apartment communities. The Company intends to continue to liquidate its portfolio of marketable securities as market conditions allow and invest in additional apartment communities.

     The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.
     The following table summarizes the Company's capital requirements resulting from its development commitments as of March 31, 1997. Not included in this table are additional acquisitions and developments, debt repayments or the additional sales of debt or equity securities (dollars in thousands):

     Estimated capital requirements:
     -------------------------------
     Development communities expected costs             $227,773
     Less development costs paid thru 3/31/97            (98,106)
                                                        --------
                                                         129,667
     Acquisition of communities under development         61,200
                                                        --------
       Total future development commitments              190,867

     Estimated capital sources:
     -------------------------
     Cash on hand at 3/31/97                           $  36,878
     Marketable securities held at 3/31/97                 9,294
     Funds available under line of credit                130,000
                                                        --------
      Total capital sources                              176,172

     Excess of capital requirements over sources       $  14,695

     Cash Flows. The following table summarizes cash flows for the three month periods of 1997 and 1996 (dollars in thousands):


                                      Sources and Uses of Cash:
                                      ------------------------
                                          Three Months
                                          ------------
                                         1997      1996
                                         ----      ----
     Operating activities           $  23,083 $  26,048
     Dividend Reinvestment and
       Stock Purchase Plan              3,864     3,147
     Other                              2,262       562
                                       ------    ------
     Total sources of cash             29,209    29,757

     Acquisitions of and
        improvements to properties     (2,179)  (13,888)
     Development of properties        (16,668)   (9,643)
     Dividends paid                   (20,623)  (17,550)
     Other                               (159)   (1,274)
                                       ------    ------
     Total uses                       (39,629)  (42,355)
     Increase (decrease) in cash,
        cash equivalents and
        marketable securities        ($10,420) ($12,598)

     Cash, cash equivalents and marketable securities decreased by $10.4 million in 1997 as the Company invested funds raised in the equity offerings in 1996 in apartments. The Company's operating cash flow has decreased to $23.0 million in the three month period of 1997 from $26.0 million in the three month period of 1996. Net rental income from apartments increased as the size of the portfolio grew. However, the timing of payments for interest expense and property taxes for communities acquired in 1996 caused cash flow from operating activities to decrease. The primary use of cash has been apartment development and improvements and dividends. Expenditures for apartment communities under development increased to $16.7 million in the first three months of 1997 from $9.6 million in the first three months of 1996 as the level of construction increased. The Company expects development expenditures to increase further for the remainder of 1997 as construction of additional apartment communities commences. Dividends paid in the three month period of 1997 increased from the same period in 1996 due to an increase in the average amount of stock outstanding and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.39 in the first quarter of 1997 from $0.37 per share.

     Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the projects.
     The following table summarizes the capital expenditures for the three month periods of 1997 and 1996 (dollars in thousands, except per unit data):
                                               Three months
                                              ------------
                                              1997          1996
                                              ----          ----
     Apartment communities:
      Acquisitions                          $  ---       $10,151
      Development projects:
        Development costs                   15,450         9,643
        Capitalized interest                 1,218           473
      Replacements for
        stabilized communities (1)           1,006         1,178
      Improvements (2)                         712         2,153
     Commercial properties                      97           239
     Corporate level expenditures              364           167
                                            ------        ------
                                           $18,874       $24,004
     Per Unit:
      Replacements for
        stabilized communities (1)             $47           $64
      Improvements (2)                         $28           $96
     -------------
     (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the three month period of 1997, 21,496 units were stabilized as compared to 18,411 units in the three month period of 1996.
     (2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

     Inflation. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

     This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, occupancy rates, capital requirements and sources. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and costs overruns in construction, completion and rent up of development communities, and performance of consultants of other third parties and environmental concerns, any of which may cause actual results to differ from the Company's current expectations.

Merry Land & Investment Company, Inc.
PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

     None


ITEM 2.  Changes in Securities

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6.    Exhibits and Reports on Form 8-K

  a.  Exhibits:

      (3.i) Amended and Restated Articles of Incorporation
            (incorporated herein by reference to Exhibit 4(a) to the Company's Shelf Registration Statement on Form S-3 filed December 15, 1995, file number 33-65067), as amended by Articles of Amendment to Articles of Incorporation re:Series D Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company's current report on Form 8-K filed
            December 11, 1996).

      (3.ii)By-laws (incorporated herein by reference to Exhibit
            3(ii) of Item 14 of the Company's Annual Report on
            Form 10-K for the year ended December 31, 1993).

        Material Contracts.

        Directors Stock Loan Plan

      (27) Financial Data Schedules

  b.  Reports on Form 8-K:

     None

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

May 15, 1997