Form 10-K/A
period 1996-12-31
MERRY LAND & INVESTMENT CO INC
filed 1997-06-03
CIK 350071

SECUTITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            Form 10K/A
                          Amendment No. 1
                           ___________

 (Mark One)
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended
                       December 31, 1996
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM               TO
                   ---------       -----------
               Commission file number: 001-11081
State of Incorporation: Georgia
I.R.S. Employer Identification Number:  58-0961876

              -----------------------------------
              Merry Land & Investment Company, Inc.
      (Exact Name of Registrant as Specified in Its Charter)
                         P.O. Box 1417
                        Augusta, Georgia
              (Address of Principal Executive Officers)


 706 722-6756                                          30903
(Registrant's Telephone)                              (Zip Code)
 Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                                   Name of Each Exchange
------------------                                    on Which Registered
                                                      ---------------------
Common Stock, no par value                           New York Stock Exchange
             $1.75 Series A Cumulative Convertible
Preferred Stock                                      New York Stock Exchange
             $2.15 Series C Cumulative Convertible
Preferred Stock                                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:
                       Yes X    No      .
                        -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       ----

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

  2. FINANCIAL STATEMENT SCHEDULES. The following schedule lists the financial statement schedules required to be filed by Item
  8 and Item 14(d) of Form 10-K:

          Report of Independent Public Accountants on Schedules
          Real Estate and Accumulated Depreciation

  3. Exhibits.

    (3.i) Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4(a) to the Company's Shelf Registration Statement on Form S-3 filed December 15, 1995, file number 33-65067), as amended by Articles of Amendment to Articles ofIncorporation re Series D Preferred Stock incorporated herein by reference to Exhibit 4 to the Company's current report on Form 8-K filed December 11, 1996).

    (3.ii) By-laws (incorporated herein by reference to Exhibit 3(ii) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31,1993).

    (4)     Instruments Defining Rights of Security Holders, Including
            ----------------------------------------------------------
            Indentures
            ----------
    (4.1) The Company's $120,000,000 7 1/4% Notes due 2005 (incorporated herein by reference to Item 7,Exhibit 4A to the Company's
            Form 8-K filed June 23, 1995).

    (4.2) Indenture (incorporated herein by reference to Item 7, Exhibit 4B to the Company's Form 8-K filed June 23, 1995).

    (4.3)   First Supplemental Indenture (incorporated herein by reference to
            Item 7, Exhibit 4C to the Company's Form 8-K filed June 23, 1995).

    (4.4) The Company's $40,000,000 7 1/4% Notes due 2002 (incorporated herein by reference to Exhibit 4A to the Company's on Form 8-K filed September 1, 1995).

    (4.5)   The Company's $40,000,000 6.875% Notes due 2003 and $40,000,000
            6.875% Notes due 2004 (incorporated herein by reference to Exhibit 4A to the Company's Form 8-K filed November 8, 1995.)

    (10)    Material Contracts.
            -------------------
    (10.1) Credit Agreement between the Company and Lenders for a $100 million credit facility (incorporated herein by reference to Item 7, Exhibit 10 to the Company's Form 8-K filed July 15, 1996).

    (10.2) $120,000,000 6.625% Senior Notes/Note Purchase Agreement (incorporated herein by reference to Exhibit 10.ii of Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    (10.3) 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit(10.2.1) of item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

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

    (10.8) Line of Credit Agreement (Unsecured) for $30 million with First Alabama Bank dated October 7, 1996 (incorporated herein by refernce to Exhibit 99 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996).


    (11)    Statement regarding computation of per share earnings.

    (21) Subsidiaries of the subsidiaries of Merry Land & Investment Company, Inc.:

                                Sate of       Names Under Which
Name         Type of Entity     Formation     Subsidiary Does Business
------------ --------------     ---------     -------------------------------
Merry Land
Apartment
Communities,                                   Merry Land Apartment
Inc.           Corporation      Maryland       Communities
-----------------------------------------------------------------------------

ML Apartments
Limited        Corporation      Maryland        ML Apartment Limited
-----------------------------------------------------------------------------

ML Texas
Apartments     Limited
LP             Partnership      Texas           ML Texas Apartments
-----------------------------------------------------------------------------
ML North
Carolina
Apartments     Limited
LP             Partnership      Georgia          ML North Carolina
-----------------------------------------------------------------------------

ML Tennessee
Apartments      Limited
LP              Partnership     Georgia           ML Tennessee Apartments
-----------------------------------------------------------------------------

ML Alabama
Apartments,
Inc.           Corporation      Alabama           ML Alabama Apartments LP
-----------------------------------------------------------------------------
   (23)  Consent of Arthur Andersen, LLP

   (27)  Financial Data Schedules
         b) Reports on Form 8-K. The registrant filed reports on Form 8-K during the last quarter of 1996 as follows with respect to the following matters.

Form   Items              Date Filed   Location           Fiancial Statements
----   -----------------  ------------ ------------------ -------------------
8-K    5 (Illness of
       Chairman;          Nov.7,1996    N/A               N/A
       Tennent
       Houston
       appointed
       Chief Exec.
       Officer)

8-K    5,7                Nov.7,1996   Ft.Lauderdale,    Statement of the
       (Appointment                    FL;               Exces of Operating
       of 2 new                        Austin,TX; and    Revenues Over
       directors;                      Birmingham, AL    Specific Expenses
       acquisition
       of Country
       Club Place;
       Estates at
       Quarry Lakes;
       Shoal Run

8-K    5 (Death           Dec.9,1996    N/A               N/A
       of Chairman

8-K    5,7 (Completion    Dec.11,1996   N/A               N/A
       of Public
       Offering of
       Series D
       Preferred
       Stock

Part III
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

MERRY LAND & INVESTMENT COMPANY, INC.
(Registrant)


/s/W. Tennent Houston
-------------------------------
 W. Tennent Houston - President
  and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Boone A. Knox 3/24/97             /s/W. Tennent Houston   3/24/97
----------------- Date                ---------------------   Date
Boone A. Knox - Chairman              W. Tennent Houston -
of the Board and Director             President, Chief Executive
                                      Officer and Director

/s/Michael N. Thompson 3/24/97        /s/W. Hale Barrett      3/24/97
---------------------- Date           ------------------      Date
Michael N. Thompson,                  W. Hale Barrett - Secretary
Executive Vice President,
Chief Operating Officer               /s/Hugh Calvin Long II  3/24/97
and Director                          ----------------------- Date
                                      Hugh Calvin Long II - Director

/s/Pierce Merry, Jr.  3/24/97
--------------------  Date             ----------------
Pierce Merry, Jr. - Director           Robert P. Kirby - Director


/s/Paul S. Simon      3/24/97          /s/Ronald J. Benton    3/24/97
----------------      Date             -------------------    Date
Paul S. Simon - Director               Ronald J. Benton - Vice President