Form 10-Q
period 1997-06-30
MERRY LAND & INVESTMENT CO INC
filed 1997-08-14
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             ___________

                              Form 10Q
                             ___________


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal quarter ended

                           June 30, 1997
                  Commission file number: 001-11081


               Merry Land & Investment Company, Inc.
                            P.O. Box 1417
                       Augusta, Georgia  30903
                            706 722-6756
                             ___________





State of Incorporation: Georgia
   I.R.S. Employer Identification Number:  58-0961876


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during the
preceding twelve months, and (2) has been
subject to such filing requirements for the past ninety days:
Yes    X   . No   .
     ---       ---

The number of shares of common stock outstanding as of June 30, 1997 was 38,607,565.

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance sheets - June 30, 1997 and December 31, 1996
          Statements of Income - Three months ended June 30, 1997 and 1996, and six months ended June 30, 1997 and 1996.

          Statements of Cash Flows - Six months ended June 30,
          1997 and 1996

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
(In thousands)

                                                (Unaudited)
                                            June 30, December 31,
                                                1997        1996
                                                ----        ----
PROPERTIES AT COST
Apartments                                $1,259,559  $1,175,427
Apartments under development                  60,833      56,110
Commercial rental property                     5,541       6,874
Land held for investment or
future development                             4,090       4,090
Operating equipment                            2,442       1,817
                                           ---------   ---------
                                           1,332,465   1,244,318
Less accumulated depreciation
and depletion                               (119,597)  (102,277)
                                           ---------   ---------                                       1,212,868  1,142,041
CASH AND SECURITIES
Cash and cash equivalents                        557     32,793
Marketable securities                          4,190     23,799
                                           ---------   --------
                                               4,747     56,592
OTHER ASSETS
     Notes receivable                            709        726
     Other receivable                          2,358      2,449
     Deferred loan costs                       3,212      3,497
     Other                                     3,318      2,941
                                           ---------   --------
                                               9,597      9,613
                                           ---------   --------
TOTAL ASSETS                              $1,227,212 $1,208,246
                                           ---------   --------
NOTES PAYABLE
     Mortgage loans                     $     27,469 $   27,546
     Senior notes                            360,000    360,000
     Note payable-credit line                 13,500        ---
                                           ---------   --------
                                             400,969    387,546
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accrued interest                          4,016      4,016
     Resident security deposits                1,394      1,669
     Accrued property taxes                   11,470      7,642
     Accrued employee compensation             1,231      2,284
     Other                                     9,392      6,317
                                           ---------   --------
                                              27,503     21,928
STOCKHOLDERS' EQUITY
     Preferred stock, at $25 and $50
     liquidation preference, 20,000
     shares authorized:
     241 and 359 shares, $1.75 Series A
     Cumulative Convertible                    6,017      8,970
     4,000 shares, $2.205 Series B
     Cumulative Convertible                  100,000    100,000
     4,600 shares, $2.15 Series C
     Cumulative Convertible                  114,995    114,995
     1,000 shares, $4.145 Series D
     Cumulative Redeemable Preferred          50,000     50,000
Common stock, at $1 stated value, 100,000
     shares authorized 38,608 and 37,784
     shares issued                            38,608     37,784
Capital surplus                              514,593    498,907
Cumulative undistributed net earnings         (3,319)     2,064
Notes receivable from stockholders and ESOP  (22,630)   (17,502)
Unrealized gain on securities                    476      3,554
                                           ---------   --------
                                             798,740     798,772
                                           ---------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY      $1,227,212 $1,208,246
                                           ---------   --------

          The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements

                Merry Land & Investment Company, Inc.
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                             (Unaudited)

                           Three months               Six months                          ended June 30,            ended June 30,
                         --------------           --------------
                         1997      1996           1997      1996
                         ----      ----           ----      ----
Rental income         $49,013   $43,489       $ 96,874   $85,053
Mineral royalties         459        84            554       173
Mortgage interest          18        15             46        39
Other interest            703       278          1,441     1,005
Dividends                  42     1,030            601     1,930
Other income            1,550     1,411          5,051     2,634
                      -------   -------       --------   -------
                      $51,784   $46,307       $104,566   $90,834

Rental expense         12,543    12,000         25,229    23,239
Interest                5,346     5,640         10,972    11,431
Depreciation -
real estate             9,538     8,464         18,963    16,265
Depreciation -
other                      84        65            168       130
Amortization -
financing costs           143       142            285       285
Taxes and insurance     5,793     4,445         11,378     9,247
General and
administrative expense  1,325       674          2,381     1,269
Other non-recurring
expense                   ---       ---            ---       ---
                      -------   -------       --------   -------
                       34,772    31,430         69,376    61,866

Income before net
realized gains         17,012    14,877         35,190    28,968
Net realized gains        855     1,257            855     1,714
                      -------   -------       --------   -------
NET INCOME             17,867    16,134         36,045    30,682

Dividends to preferred
shareholders            5,819     4,953         11,650     9,918
                      -------   -------       --------   --------

NET INCOME AVAILABLE
  FOR COMMON SHARES   $12,048   $11,181       $ 24,395   $20,764
                      -------   -------       --------  --------

Weighted average
common shares
     - outstanding     38,358    34,624         38,164    34,265
     - fully diluted   48,668    45,445         48,481    45,106

NET INCOME PER
COMMON SHARE             $.31      $.33           $.64      $.61

CASH DIVIDENDS DECLARED
PER COMMON SHARE         $.39      $.37           $.78      $.74



The accompanying notes are an integral part of these statements.

Form 10-Q - Part I.    Financial Information
Item 1- Financial Statements

             Merry Land & Investment Company, Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                          (Unaudited)

                                   Six Months ended June 30,
                                   ------------------------
                                        1997           1996
                                        ----           ----
OPERATING ACTIVITIES:
     Rents and royalties received    $97,558        $85,226
     Interest received                 1,653          1,231
     Dividends received                  601          1,793
     Rental expense                  (25,655)       (24,241)
     General and administrative
     expense                          (2,730)        (1,702)
     Interest expense                (10,972)       (11,710)
     Property taxes and insurance
     expense                          (8,472)        (4,779)
     Other                               284           (452)
     Net cash provided by            -------        -------
     operating activities:            52,268         45,366


INVESTING ACTIVITIES:
     Principal received on notes
     receivable                           15              8
     Sale of securities               21,851          6,267
     Purchase of securities              ---         (8,031)
     Sale of real property            20,869           (191)
     Purchase of real property       (69,286)       (61,037)
     Development of real property    (33,086)       (22,291)
     Recurring capital expenditures   (2,560)        (2,484)
     Improvements to existing
     properties                       (2,294)        (4,279)
     Other                              (436)        (1,161)
     Net cash (used) by operating    -------        -------
     activities                      (64,927)       (93,199)

FINANCING ACTIVITIES:
     Net borrowings (repayments)
     - bank debt                      13,500            ---
     Net borrowings (repayments)
     - mortgage loans                   (77)         9,600
Repurchase agreements                   ---            ---
     Cash dividends paid - common   (29,779)       (26,141)
     Cash dividends paid -
     preferred, Series A               (222)          (564)
     Cash dividends paid -
     preferred, Series B             (4,410)        (4,410)
     Cash dividends paid -
     preferred, Series C             (4,945)        (4,945)
     Cash dividends paid -
     preferred, Series D             (2,073)           ---
Common stock retired                    ---           (675)
     Sale of common stock -
     reinvested dividends             5,397          4,240
     Sale of common stock -
     stock purchase plan              2,214          2,277
     Sale of common stock -
     employees                          955            987
     Sale of common stock -
     public offering                    ---         50,848
     Sale of preferred stock -
     public offering                   (138)           (25)
                                    --------       --------
     Net cash provided (used)
     by financing activities        (19,577)        31,192

                                    --------       --------

NET INCREASE (DECREASE) IN CASH     (32,236)       (16,641)

CASH AND CASH EQUIVALENTS AT        --------       --------
BEGINNING OF PERIOD                  32,793         43,834
                                    --------       --------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                       $   557        $27,193
                                    --------       --------

The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                Merry Land & Investment Company, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
  Reconciliation of Net Income to Cash Flows from Operating Activities
                           (In thousands)
                             (Unaudited)

                                   Six Months ended June 30,
                                   ------------------------
                                        1997           1996
                                        ----           ----
Net income                           $36,045        $30,682
Adjustments to reconcile net
     income to net cash provided by
     operating activities:

     Depreciation and amortization    19,416         16,680
     (Increase) decrease in interest
     and accounts receivable             134            992
     (Increase) decrease in other
     assets                             (403)        (1,195)
     Increase (decrease) in accounts
     payable and accrued interest     (3,779)           (79)
     Gain on the sale of marketable
     securities                          ---         (1,657)
     Gain on the sale of real property   855            (57)
                                    --------        --------
     Net cash provided by operating
     activities                      $52,268        $45,366



The accompanying notes are an integral part of these statements.

             Merry Land & Investment Company, Inc.
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1997
                          (Unaudited)

1. Nature of Business

     Merry Land & Investment Company, Inc. is a real estate investment trust (REIT), which owns and operates upscale apartment communities in nine Southern states including Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.
     The consolidated financial statements for the six month periods ended June 30, 1997 and June 30, 1996 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.
     In March, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 significantly changes reported earnings per share for companies with complex capital structures. The Company believes the effect on the Company s earnings per share is not material.

2. Marketable Securities

     The cost and market value of securities by major classification at June 30, 1997 were as follows (dollars in thousands):

                                                  Unrealized
                          Cost       Market             Gain
                         -----       ------       ----------
     Common stock       $1,808       $1,752            $ (56)
     Corporate
     debentures          1,906        2,438              532
                        ------       ------            -----
                        $3,714       $4,190             $476

3. Borrowings

     Borrowings at June 30, 1997 were as follows (dollars in thousands):

     9.76% mortgage notes (a)                     $ 12,682
     7.75% mortgage note (b)                         9,600
     7.625% mortgage note (c)                        5,187
     6.625% senior unsecured notes (d)             120,000
     7.25% senior unsecured notes (e)               40,000
     6.875% senior unsecured notes (f)              40,000
     6.875% senior unsecured notes (g)              40,000
     7.25% senior unsecured notes (h)              120,000
     Advances under unsecured line of credit (i)    13,500
                                                  --------
                                                  $400,969
                                                  --------

    (a) $10.7 million and $2.0 million, 9.76% mortgage notes, principal and interest payable monthly, maturity 2001.
     (b) $9.6 million, 7.75% mortgage note, interest payable monthly, maturity 2002.
     (c) $5.2 million, 7.625% mortgage note, principal and interest payable monthly, maturity 2005.
     (d) $120.0 million, 6.625% notes, interest payable semi-annually, principal installments of $40.0 million each due 1999, 2000, and 2001.
     (e) $40.0 million, 7.25% notes, interest payable semi-annually, maturity 2002.
     (f) $40.0 million, 6.875% notes, interest payable semi-annually, maturity 2003.
     (g) $40.0 million, 6.875% notes, interest payable semi-annually, maturity 2004.
     (h) $120.0 million, 7.25% notes, interest payable semi-annually, maturity 2005.
     (i) $130.0 million line of credit, first $100.0 million bearing interest equal to LIBOR plus 0.65%, maturity September 1997, and next $30.0 million bearing interest at LIBOR plus 0.75%, maturity October 1997.

    The Company estimates that the fair value of borrowings approximates their carrying value at June 30, 1997. Maturities of borrowings at June 30 were as follows (dollars in thousands):

     1997                     $ 13,580
     1998                          185
     1999                       40,272
     2000                       40,296
     2001                       52,566
     2002                       49,425
     2003                       40,125
     2004                       40,135
     2005                      124,385
                              --------
                            $  400,969
                            ----------

4. Income Taxes and Dividend Policy

     As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1997 to qualify as a REIT and to avoid paying income taxes. On June 30, 1997, the Company paid dividends per share as follows:

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

  (Dollars in thousands except apartment and per share data)

Overview

     Merry Land & Investment Company, Inc. is the largest owner and operator of upscale garden apartments in the South. At June 30, 1997, the Company had a total equity market capitalization of over $1.1 billion and owned a high quality portfolio of 97 apartment communities containing 26,230 units. The communities are geographically diversified through the Southern United States, located in twenty-seven metropolitan areas, each with a population in excess of 250,000, extending from the Washington, D.C. area to Texas and Florida. Substantially all of the Company s apartment communities command rental rates in the upper range of their markets.

     Operating Strategy. The Company's strategy is to own and operate a significant number of communities in every major market in the Southern United States, and to establish a reputation recognized among apartment dwellers throughout this region for high quality communities and first class service. The accomplishment of this strategy should allow the Company to increase funds from operations and distributions to shareholders by producing greater cash flows at its apartment communities through significant marketing advantages and operating efficiencies. The Company adds to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage (primarily from merchant builders) and by developing communities from the ground up. The following table further describes the Company's apartment holdings by major market as of June 30, 1997 (dollars in thousands except rental rates):

                                                       Average    June Average
                                         % of     Occupancy(1)    Rental Rate (2)
Market         Units      Cost     Total Cost     1997    1996      1997      1996
------         -----      ----     ----------     ----    ----      ----      ----
Atlanta        3,644    $161,401     12.8%       90.3%   96.3%      $678      $640
Dallas         1,830     118,038      9.4        92.5    88.7        856       839
Orlando        2,404     117,867      9.4        95.5    93.2        682       658
Charlotte      2,459     112,502      8.9        93.0    94.2        637       580
Jacksonville   2,550     106,207      8.4        94.2    96.0        628       613
Austin         1,249      80,097      6.4        96.0    87.7        849       865
Ft. Lauderdale 1,144      71,854      5.7        92.2    88.9        848       837
Tampa          1,449      64,806      5.1        97.3    94.2        660       647
Ft. Myers      1,268      64,237      5.1        96.3    93.5        670       656
Raleigh        1,256      48,101      3.8        94.4    93.5        629       601
Savannah         949      39,404      3.1        92.0    96.2        643       605
Charleston       880      33,850      2.7        95.4    89.4        561       533
All others     5,148     241,195     19.2        90.3    92.0        655       632
              26,230  $1,259,559    100.0%       93.0%   92.9%      $685      $660
              ------  ----------    -----        ----    ----       ----      ----

     __________
     (1) Represents the average of physical occupancy at each month end for the period held.
     (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June month end.

     Growth. Merry Land intends to increase its holdings of apartments primarily through the acquisition of apartment communities and also through apartment development. The following table summarizes the Company s growth in recent years (dollars in thousands):

                               1997(1)       1996        1995      1994
                               ------        ----        ----      ----
     Units acquired             1,186       2,475       3,444     4,872
     Units developed              448         414         ---       ---
     Total units owned
     at end of period          26,230      24,936      22,296    18,852
     Total cost of
     apartments            $1,259,559  $1,175,427  $1,009,056  $796,436
     Total apartment
     rental income         $   96,587  $  176,053  $  144,283  $101,667

     __________
     (e)     Represents totals at June 30, 1997.

     Acquisitions. In the second quarter of 1997, the Company acquired four apartment communities (including its first in Houston) containing 1,186 units at a cost of $68.8 million (dollars in thousands):

     Community        Location        Units         Cost
     ---------        --------        -----         ----
     Polos East      Orlando, FL       308        $16,000
     Ranchstone      Houston, TX       220         11,250
     The Oaks        Charlotte, NC     318         20,250
     The Point       Charlotte, NC     340         21,300
                                     -----        -------
                                     1,186        $68,800

     On August 1, 1997 the Company acquired two additional apartment communities, Coventry at Cityview, a 360 unit luxury apartment community built in 1996 and located in Ft. Worth, Texas and The Palms at South Shore, a 240 unit luxury apartment community built in 1990 and located in the Clear Lake area of Houston, Texas. The purchase prices were $22.1 million and $12.3 million paid in all cash transactions.

     Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties (dollars in thousands):

                                              Estimated           Estimated
Community          Location       Units            Cost          Completion
---------          --------       -----       ---------          ----------
Creekside Homes
at Legacy         Dallas, TX       380          $28,500           1Q 1998
Villages of
Prairie Creek I   Dallas, TX       236           17,700           1Q 1998
Villages of
Prairie Creek II  Dallas, TX       200           15,000           1Q 1999
                                   ---          -------           -------
                                   816          $61,200

     The Company will acquire title to these communities upon completion of construction for an amount equal to the lesser of the budgeted cost or the seller's actual cost. The Company will pay the seller additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas.

     Development. At June 30, 1997, the Company had six communities with 2,102 units under construction (of which 582 units have been delivered) and two communities with 726 units under development. The Company expects to complete these communities at an expected total cost of $214.1 million. In addition, the Company owns land for 1,232 additional units. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
     The following table summarizes the Company's current development communities and recently completed communities. Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

                                                                                        Cost of
                                                       Total                              Units
                                          Total    Estimated     Total                   Placed
                                      Estimated         Cost      Cost     Units in          in      Estimated
Location         Community     Units       Cost     Per Unit   to Date      Service     Service     Completion
--------         ---------     ----   ---------    ---------   -------     --------     -------     ----------
Completed
---------
Nashville      Cherry Creek    280     $18,945      $67,661    $18,945        280       $18,945       4Q 1996

Under Construction,
------------------
Atlanta      River Sound       586     $41,500      $70,819    $37,862        298       $21,057       4Q 1997
Greensboro   Adams Farm II(1)  200      13,100       65,500     13,062        200        13,062       3Q 1997
Savannah     Long Point        308      22,500       73,052     18,109         84         6,223       4Q 1997
Richmond     Wyndham           264      24,500       92,803      9,534        ---           ---       1Q 1998
Greensboro   Bridford Lake     320      24,500       76,563      3,257        ---           ---          1998
Atlanta      Sweetwater Creek  424      34,000       80,189      5,357        ---           ---          1999
                              ----     -------      -------    -------      -----       -------
                             2,102    $160,100      $76,166    $87,181        582       $40,342
Under Development
-----------------
Richmond     Spring Oak        506     $38,000      $75,099    $ 5,102                                   1998
Nashville    Cherry Creek II   220      16,000       72,727      3,260                                   1998
                              ----     -------      -------    -------
                               726     $54,000      $74,380     $8,362

Future Development
------------------
Savannah     Long Point II     352                            $    737
Nashville    Bell Road         360                               1,689
Nashville    Bell Road II      320                               1,689
Greensboro   Bridford Lake II  200                               1,269
                             -----                            --------
                             1,232                            $  5,384

     _________
     (1)  Adjoins the Company's Adams Farm community

Recent Events

     Issuance of 6.90% Senior Unsecured Notes. On July 28, 1997 the Company completed a public offering of $50.0 million of senior unsecured notes.
The notes were sold at a price of 99.707% of par value, to yield 6.941% to maturity.
     The notes bear an interest rate of 6.90%, payable semi-annually in February and August. The notes have a term of ten years and mature on August 1, 2007, but are redeemable at any time, subject to a prepayment penalty. The notes are rated BBB+ by Standard & Poor s Corporation and Duff & Phelps Credit Rating Co. and Baa2 by Moody s Investors Services, Inc. and rank equally with the Company's other unsecured and unsubordinated indebtedness. The 6.90% senior unsecured notes contain various covenants which prohibit the incurrence of additional debt:
     - if total debt becomes greater than 60% of total assets; or
     - if total secured debt becomes greater than 40% of total
       assets; or
     - if net operating income divided by interest on debt and
       regularly scheduled principal   debt amortization becomes less
       than 1.5.
     The Company is also required to maintain unencumbered assets of not less than 150% of outstanding unsecured debt.

     Results of Operations for the Six Months Ended June 30, 1997 and 1996.

     Rental Markets. Rental markets were somewhat stronger in the six month period of 1997 than in the same period in 1996 as very strong demand for apartments exceeded additions to supply. Average physical occupancy for the second quarter of 1997 totaled 93.1% as compared to 92.9% for the first quarter of 1997 and 92.7% for the second quarter of 1996. The Company's increase in occupancy can be attributed to stronger markets, to aggressive leasing efforts by its staff and also to offering concessions to residents in order to induce them to rent. While levels of new construction throughout the South remain high, the Company believes that if general economic activity, job growth and household formation in the South remain strong, physical occupancy for 1997 should exceed 93.3% achieved in 1996.

     Rental Operations - Total Portfolio. The operating performance of the Company's apartment portfolio is summarized in the following table (dollars in thousands except average monthly rent):

                                          Change from          Six Months
                           % Change      1996 to 1997      1997        1996
                           --------      ------------      ----        ----
     Rents                  13.9%           $11,818     $96,587     $84,769

     Operating expenses(1)   8.6              1,992      25,137      23,145
     Taxes and insurance    24.9              2,226      11,170       8,944
     Subtotal  (1)          13.1              4,218      36,307      32,089

                            14.4%            $7,600     $60,280     $52,680

     Average occupancy(2)    0.1% (3)                      93.0%       92.9%
     Average monthly rent(4) 3.8%                          $685        $660
     Expense ratio (5)      (0.3)%(3)                      37.6%       37.9%
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

     Acquisitions and the delivery of 742 units from the Company's development program since the second quarter of 1996 increased the weighted average number of apartments owned to 25,339 in the six month period of 1997 from 22,892 in the six month period of 1996. Rental revenues and expenses rose accordingly. Company wide occupancy totaled 93.5% at June 30, 1997 and 93.0% at June 30, 1996.
     The 3.8% increase in portfolio average rental rates in the six month period of 1997 from the six month period of 1996 resulted from both higher rents at the Company's continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1996 and 1997, whose monthly rents averaged $751 at June 30, 1997, versus the total portfolio average of $685.

     Rental Operations - Same Store. The performance of the 21,156 units which the Company held for the six month period of both 1997 and 1996 ("same store" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):

                                       Change from            Six Months
                       % Change       1996 to 1997          1997       1996
                       --------       ------------          ----       ----
     (s)
     Rental income       2.6%           $2,011           $80,376    $78,365

     Personnel           9.3               712             8,333      7,621
     Utilities         (25.5)           (1,189)            3,477      4,666
     Operating           8.2               323             4,288      3,965
     Maintenance
     and grounds       (10.1)             (533)            4,722      5,255
     Taxes and
     insurance          13.5             1,088             9,145      8,057
                       -----            ------           -------    -------
     Subtotal  (1)       1.4               401            29,965     29,564

                         3.3%           $1,610           $50,411    $48,801

     Average
     occupancy (2)       0.7% (3)                           93.9%      93.2%
     Average monthly
     rent (4)            3.2%                               $670       $649
     Expense ratio (5)  (0.4)% (3)                          37.3%      37.7%

     Rental income rose by $2.0 million or 2.6% for those properties held for all of both periods, as a result of 0.7% higher occupancy and 3.2% higher average rental rates, offset in part by higher rent concessions. At June 30, 1997 same store occupancy was 94.8%, up from 93.4% at June 30, 1996. Rental concessions at June 30, 1997 equaled approximately 1.6% of market rents.
     Operating expenses increased $0.4 million or 1.4% in 1997 from the same period in 1996. Personnel costs rose $0.7 million, resulting primarily from higher employee headcount and salaries. Utilities expense decreased by $1.2 million or 25.5% as the Company has passed a portion of its water expense to the residents. Accruals for property taxes and insurance increased by $1.1 million to reflect higher projected assessed values and millage rates.

     Rental Operations - Development Communities. $33.1 million was expended in the six month period of 1997 for apartments under development, bringing the total investment in communities still under development to $100.9 million. At June 30, 1997, 862 units had been placed in service at a cost of $59.3 million. The Company expects to put approximately 1,200 units in service in 1997. Some dilution of earnings may occur to the extent that leasing lags behind the delivery of units.
     164 units of Madison at River Sound, 200 units of Madison at Adams Farm, and 84 units of Hammocks at Long Point were delivered in the first six months of 1997. The operating results for the six month period of 1997 and 1996 for all development units in service is summarized in the following table (dollars in thousands; see footnotes above):

                                         Six months
                                       1997     1996
                                       ----     ----
          Units                       1,289      547

          Rental income              $3,802   $1,672

          Operating expense (1)       1,050      535
          Taxes and insurance           263      127
                                     ------   ------
          Subtotal (1)                1,313      662
                                     ------   ------
                                     $2,489   $1,010

     At June 30, 1997, 76.6% of the units delivered at Cherry Creek, Madison at River Sound, Madison at Adams Farm, and Hammocks at Long Point were leased at an average rental rate of $748 per unit.

     Rental Operations - Other Communities. "Other communities" are those not included in same store communities or development communities. These include communities bought or sold in part or in whole in 1996 or 1997. At June 30, 1997, these communities included 3,785 units. The performance of the other communities for the six month period of 1997 and 1996 are summarized in the following table (dollars in thousands; see footnotes above):

                                        Six months
                                      1997     1996
                                      ----     ----
          Units                      3,785    1,721

          Rental income            $12,409   $4,732

          Operating expense (1)      3,267    1,104
          Taxes and insurance        1,762      759
                                   -------   ------
          Subtotal (1)               5,029    1,863
                                   -------   ------
                                    $7,380   $2,869

     Interest, Dividend and Other Income. Other income increased and dividend income decreased as the Company essentially completed the liquidation of its holdings of equity security investments. Interest, dividend and other income are summarized in the following table (dollars in thousands):

                                       Six months
                                     1997      1996
                                     ----      ----
          Interest income          $1,486    $1,044
          Dividend income             601     1,930
          Other income              5,051     2,634
                                   ------    ------
          Total                    $7,138    $5,608

     Interest Expense. Interest expense "net of capitalized interest" totaled $11.0 million in the six month period of 1997, down from $11.4 million in the six month period of 1996. Average debt outstanding rose to $389.8 million in the six month period of 1997 from $367.1 million in the six month period of 1996, primarily as a result of the assumption of mortgage notes in 1996 related to apartment acquisitions. The weighted average interest rate charged on all the Company s debt increased to 7.1% in the six month period of 1997 from 7.0% for the six month period in 1996 as a result of an average interest rate of 8.7% on the mortgage debt assumed. During the six month period of 1997, $2.7 million of interest related to the Company s development projects was capitalized versus $1.1 million in the six month period of 1996 due to a higher level of development underway.

     General and Administrative Expenses. General and administrative expenses for the six month period of 1997 were $2.4 million, representing 2.5% of rental revenues and 4.6% of funds from operations. General and administrative expenses increased $1.1 million in the first six months in 1997 versus the first six months in 1996 due primarily to higher corporate headcount and their associated costs. In 1997, the Company has added positions in the areas of property management, acquisitions, development, accounting, and administration in order to provide better service to its residents and to compete more effectively in a rapidly evolving industry. The Company expects that its overhead expense measured as a percentage of revenues will remain among the lowest of apartment REITs.

     Net Income. Net income totaled $36.0 million in the six month period of 1997 and $30.7 million for the six month period of 1996. Net income available for common shareholders totaled $24.4 million in the six month period of 1997 and $20.8 million for the six month period of 1996. The increases in net income and net income available for common shareholders for 1997 compared to 1996 arose principally from substantially increased operating income from apartments due to the growth of the Company s apartment holdings, as well as increases in other income. Net income per common share in the six month period of 1997 increased to $.64 from $.61 in the six month period of 1996.

     Dividends to Preferred Shareholders. Dividends to preferred shareholders totaled $11.7 million in the six month period of 1997 and $9.9 million in the six month period of 1996. Preferred dividends are summarized in the following table (dollars in thousands):

                                                       Six months
                                                    1997      1996
                                                    ----      ----
     Series A Preferred share dividends          $   222   $   563
     Series B Preferred share dividends            4,410     4,410
     Series C Preferred share dividends            4,945     4,945
     Series D Preferred share dividends            2,073       ---
                                                 -------    ------
     Total preferred dividends                   $11,650    $9,918

     The increase in preferred dividends arose from the issuance of $50.0 million of Series D preferred shares in December, 1996. Holders of the Company's Series A Preferred Stock have converted 4.4 million of the 4.6 million Series A shares originally issued in June 1993 into 5.8 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend.

     Funds From Operations. Funds from operations rose 15.1% to $52.1 million in the six month period of 1997 as compared to $45.2 million in the six month period of 1996. Funds from operations available to common shares rose 20.4% to $42.5 million in the six month period of 1997 compared to $35.3 million in the six month period of 1996. These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings and increased other income produced by the active management of cash raised in securities offerings which was not yet invested in apartments. On a fully diluted per share basis, funds from operations increased 7.0% to $1.07 in 1997 from $1.00 in 1996. Other income from securities totaled $5.0 million, or $.10 per share for the first two quarters of 1997 versus $2.5 million, or $.06 per share for the first two quarters of 1996. "Core FFO", those earnings produced exclusively by non cash management activities, rose 3.2% to $.97 per share from $.94 per share for the first two quarters of 1997.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                      Six months
                                                    1997      1996
                                                    ----      ----
     Net income                                  $36,045   $30,683
     Less preferred dividends paid                11,650     9,919
                                                 -------   -------
     Net income available for common shares       24,395    20,764

     Add depreciation of real estate owned        18,964    16,266
     Less net realized gains                         855     1,715
     Funds from operations available to          -------   -------
     common shares                                42,504    35,315
     Add convertible preferred dividends           9,577     9,919
                                                 -------   -------
     Funds from operations-fully diluted         $52,081   $45,234

     Weighted average common shares
     outstanding -
          Primary                                 38,164    34,265
          Fully diluted                           48,481    45,106

     Funds from operations per share-
          Primary                                 $ 1.11    $ 1.03
          Fully diluted                           $ 1.07    $ 1.00
          Other income from
          securities (fully diluted)              $  .10    $  .06
          Core funds from operations
          (fully diluted)                         $  .97    $  .94

     The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company s funds from operations by $0.5 million and $0.4 million in the six month periods of 1997 and 1996, respectively.

Liquidity and Capital Resources

     Financial Structure. The Company s senior notes and its preferred stock are rated investment grade by Standard & Poor s Corporation (BBB+/BBB), Moody's Investors Services, Inc. (Baa2/Baa3) and Duff & Phelps Credit Rating Co. (BBB+/BBB). At June 30, 1997, total debt equaled 34% of total capitaliza-tion at cost, and 27% of total capitalization with equity valued at market. At that date, the Company s financial structure was as follows (dollars in thousands):

                                                               Equity at
                                                    % of          Market         % of
                                      Cost         Total           Value        Total
                                      ----         -----       ---------        -----
     Advances under line
     of credit                    $ 13,500           1%         $ 13,500          1%
     Mortgage loans                 27,469           2            27,469          2
     6.625% senior unsecured
     notes, 1999                    40,000           3            40,000          3
     6.625% senior unsecured
     notes, 2000                    40,000           3            40,000          3
     6.625% senior unsecured
     notes, 2001                    40,000           3            40,000          3
     7.25% senior unsecured
     notes, 2002                    40,000           3            40,000          3
     6.875% senior unsecured
     notes, 2003                    40,000           3            40,000          3
     6.875% senior unsecured
     notes, 2004                    40,000           3            40,000          3
     7.25% senior unsecured
     notes, 2005                   120,000          13           120,000          6
                                  --------         ---          --------         ---
     Total debt                    400,969          34%          400,969         27%

     Series D preferred stock       50,000           4%           50,000          3%
     Common and preferred stock(1) 748,740          62%        1,060,802         70%
                                  --------         ---         ---------         ---
     Total equity                  798,740          66%        1,110,802         73%

     Total capitalization       $1,199,709         100%       $1,511,771        100%
     __________                 ----------         ---        -----------        ---

     (1) Assumes conversion of all outstanding convertible preferred stock into common stock.

     At June 30, 1997, the Company had $13.5 million outstanding under its lines of credit, which mature in September and October, 1997. The Company has received a firm commitment from First Union National Bank to provide a $150.0 million three-year line of credit facility, which is expected to close in September, 1997. The first $100.0 million of borrowings under the line bear interest at 0.65% above the thirty day London Interbank Offered Rates. As amended, the Company's loan agreements and the covenants under its senior unsecured notes would allow it to borrow an additional $410.0 million on an unsecured basis at June 30, 1997.
     It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At June 30, 1997, the Company had three mortgage loans outstanding, which were assumed in 1996 in connection with the purchase of three communities.

     Liquidity. Merry Land expects to meet its short-term liquidity require-ments with cash provided by operating activities and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, apartment development and capital improvements. The Company has essentially completed the liquidation of its holdings of marketable securities which were acquired as a temporary invest-ment pending the acquisition or development of additional apartment communities.
     The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.
     The following table summarizes the Company's capital requirements resulting from its acquisition and development commitments as of June 30, 1997. Not included in this table are additional acquisitions and developments, debt repayments or the additional sales of debt or equity securities (dollars in thousands):

     Estimated capital requirements:
     ------------------------------
     Development communities expected costs                           $238,429
     Less development costs paid thru 6/30/97                         (119,872)
                                                                      --------
     Development costs through 1999                                    118,557
     Acquisition of communities under development in 1998               61,200
                                                                      --------
       Total future development commitments                            179,757

     Estimated capital sources:
     -------------------------
     Cash on hand at 6/30/97                                               557
     Funds available under line of credit                              116,500
                                                                      --------
       Total capital sources                                           117,057

     Excess of capital requirements over sources                      $ 62,700
                                                                      --------

    Cash Flows. The following table summarizes cash flows for the six month periods of 1997 and 1996 (dollars in thousands):

                                                Sources and Uses of Cash:
                                                       Six Months
                                                    1997       1996
                                                    ----       ----
     Operating activities                       $ 52,268   $ 45,366
     Sale of Merry Land common stock               8,428     58,327
     Net borrowings                               13,500      9,600
     Sale of real property                        20,869        ---
     Other                                         2,257          8
                                                --------   --------
     Total sources of cash                      $ 97,322   $113,301

     Acquisitions of and improvements
     to properties                               (74,141)   (67,800)
     Development of properties                   (33,086)   (22,291)
     Dividends paid                              (41,428)   (36,060)
     Other                                          (512)    (1,027)
                                                ---------  ---------
     Total uses                                 (149,167)  (127,178)
                                                ---------  ---------
     Increase (decrease) in cash, cash
       equivalents and marketable securities    ($51,845) ($ 13,877)

     Cash, cash equivalents and marketable securities decreased by $51.8 million in 1997 as the Company invested funds raised in the equity offerings of 1996 in apartments. The Company's operating cash flow increased to $52.3 million in the six month period of 1997 from $45.4 million in the six month period of 1996. Net rental income from apartments increased as the size of the portfolio grew. The primary use of cash has been apartment acquisitions, development and improvements and dividends. Expenditures for apartment communities under development increased to $33.1 million in the first six months of 1997 from $22.3 million in the first six months of 1996. The Company expects development expenditures to increase for the remainder of 1997 as construction of additional apartment communities commences. Dividends paid in the six month period of 1997 increased from the same period in 1996 due to an increase in the average amount of stock outstanding and in the case of the Company's common stock, an increase in the dividends per share to $0.78 in the first two quarters of 1997 from $0.74 per share for the first two quarters of 1996.

     Capital Expenditures. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the projects.
     The following table summarizes the capital expenditures for the six month periods of 1997 and 1996 (dollars in thousands, except per unit data):

                                                       Six months
                                                     1997      1996
                                                     ----      ----
     Apartment communities:
       Acquisitions                              $ 69,286  $ 61,037
       Development projects:
         Development costs                         30,356    21,149
         Capitalized interest                       2,730     1,142
       Replacements for stabilized
       communities (1)                              2,560     2,484
       Improvements (2)                             1,528     3,717
     Commercial properties                            141       297
     Corporate level expenditures                     625       264
                                                 --------  --------
                                                 $107,226  $ 90,090
     Per Unit:
       Replacements for stabilized
       communities (1)                               $121      $135
       Improvements (2)                             $  58      $159

     __________
     (1)  Stabilized communities are those
          properties which have been owned for at least one full calendar year. In the six month period of 1997, 21,156 units were stabilized as compared to 18,411 units in the six month period of 1996.
     (2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

     The Company expects that the level of expenditures for replacements and improvements will increase for the remainder of 1997 due primarily to the installation of water submeters at a number of communities and other expenditures scheduled for completion to enhance or maintain the Company's apartment communities position in their markets.

     Inflation. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

     This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, occupancy rates, capital requirements and sources. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, and performance of consultants or other third parties and environmental concerns, any of which may cause actual results to differ from the Company's current expectations.

Merry Land & Investment Company, Inc.
PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

     None


ITEM 2.  Changes in Securities

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Company s Annual Meeting of Shareholders held April 21, 1997, the following vote totals were recorded:

     1.  Election of Directors:  Shares Voted - 31,622,494

                              For                          Withheld
                              ---                          --------
         W. Hale Barrett      31,469,337 (99.5%)           153,157
         W. Tennent Houston   31,539,763 (99.7%)            82,731
         Robert P. Kirby      31,547,244 (99.8%)            75,250
         Boone A. Knox        31,543,065 (99.7%)            79,429
         Hugh C. Long II      31,539,994 (99.7%)            82,500
         Paul S. Simon        31,543,983 (99.8%)            78,511
         Michael N. Thompson  31,530,924 (99.7%)            91,570

     2.  Approval of the 1997 Stock Option and Incentive Plan:  Shares Voted
         - 31,622,494

                    For                     Against/Abstain
                    ---                     ---------------
                    28,440,740 (89.9%)      3,181,754 (10.1%)

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits:
         --------
         (3.i) Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4(a) to the Company's Shelf Registration Statement on Form S-3 filed December 15, 1995, file number 33-65067), as amended by Articles of Amendment to Articles of Incorporation re: Series D Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company's current report on Form 8-K filed December 11, 1996).

         (3.ii) By-laws (incorporated herein by reference to Exhibit 3(ii) of Item 14 of the Company s Annual Report on Form 10-K for the year ended December 31, 1993).

         (10)   Material Contracts.

         (10.1) Extension Agreement to Line of Credit

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

August 14, 1997