Form 10-Q
period 1997-09-30
MERRY LAND & INVESTMENT CO INC
filed 1997-11-12
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                ___________

                                  FORM 10Q
                                ___________


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal quarter ended

                              SEPTEMBER 30, 1997
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


The number of shares of common stock outstanding as of September 30, 1997 was 38,820,915.

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets - September 30, 1997 and December 31, 1996

        Statements of Income - Three months ended September 30, 1997 and 1996, and nine months ended September 30, 1997 and 1996.
        Statements of Cash Flows - Nine months ended September 30, 1997 and 1996

        Notes to Consolidated Financial Statements

Item 2. Management's  Discussion  and  Analysis of Financial Condition and

Results of Operations




PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                  Merry Land & Investment Company, Inc.
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (Unaudited)

                                                                                    September 30,             December 31,
PROPERTIES AT COST                                                                           1997                     1996
                                                                                             ----                     ----
     Apartments                                                                        $1,447,660               $1,175,427
     Apartments under development                                                          51,226                   56,110
     Commercial rental property                                                             5,572                    6,874
     Land held for investment or future development                                         4,090                    4,090
     Operating equipment                                                                    3,565                    1,817
                                                                                        ---------                ---------
                                                                                        1,512,113                1,244,318
     Less accumulated depreciation and depletion                                        (130,239)                (102,277)
                                                                                        ---------                ---------
                                                                                        1,381,874                1,142,041
CASH AND SECURITIES
     Cash and cash equivalents                                                                660                   32,793
     Marketable securities                                                                  2,335                   23,799
                                                                                        ---------                ---------
                                                                                            2,995                   56,592
OTHER ASSETS
     Notes receivable                                                                         686                      726
     Other receivable                                                                          24                    2,449
     Deferred loan costs                                                                    4,382                    3,497
     Other                                                                                  3,475                    2,941
                                                                                        ---------                ---------
                                                                                            8,567                    9,613
                                                                                        ---------                ---------
TOTAL ASSETS                                                                           $1,393,436               $1,208,246
                                                                                        ---------                ---------
NOTES PAYABLE
     Mortgage loans                                                                    $   51,632               $   27,546
     Senior notes                                                                         410,000                  360,000
     Note payable-credit line                                                              88,550                        -
                                                                                        ---------                ---------
                                                                                          550,182                  387,546
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accrued interest                                                                       7,285                    4,016
     Resident security deposits                                                             1,763                    1,669
     Accrued property taxes                                                                17,463                    7,642
     Accrued employee compensation                                                          2,162                    2,284
     Other                                                                                 16,317                    6,317
                                                                                        ---------                ---------
                                                                                           44,990                   21,928
STOCKHOLDERS' EQUITY
     Preferred stock, at $25 and $50 liquidation preference, 20,000 shares authorized:
          227 and 359 shares, $1.75 Series A Cumulative Convertible                         5,663                    8,970
          4,000 shares, $2.205 Series B Cumulative Convertible                            100,000                  100,000
          4,599 and 4,600 shares, $2.15 Series C Cumulative Convertible                   114,985                  114,995
          1,000 shares, $4.145 Series D Cumulative Redeemable Preferred                    50,000                   50,000
     Common stock, at $1 stated value, 100,000 shares authorized
          38,821 and 37,784 shares issued                                                  38,821                   37,784
     Capital surplus                                                                      518,788                  498,907
     Cumulative undistributed net earnings                                                (8,152)                    2,064
     Notes receivable from stockholders and ESOP                                         (22,368)                 (17,502)
     Unrealized gain on securities                                                            527                    3,554
                                                                                        ---------                ---------
                                                                                          798,264                  798,772
                                                                                        ---------                ---------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $1,393,436               $1,208,246
                                                                                       ----------               ----------

       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                  Merry Land & Investment Company, Inc.
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)
                               (Unaudited)

                                                  THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                  ----------------------------          ---------------------------
                                                       1997               1996               1997              1996
                                                       ----               ----               ----              ----
Rental income                                       $53,742            $44,816           $150,616          $129,869
Mineral royalties                                       441                 99                995               272
Mortgage interest                                        17                 13                 63                52
Other interest                                          154                673              1,595             1,678
Dividends                                                81                316                682             2,246
Other income                                             15              2,472              5,066             5,106
                                                    -------            -------           --------          --------
                                                     54,450             48,389            159,017           139,223
Rental expense                                       15,110             12,828             40,339            36,067
Interest                                              6,461              5,643             17,433            17,074
Depreciation - real estate                           10,560              8,598             29,523            24,863
Depreciation - other                                    111                 65                279               195
Amortization - financing costs                          219                142                504               427
Taxes and insurance                                   5,682              4,562             17,060            13,809
General and administrative expense                      946                921              3,327             2,190
                                                    -------            -------           --------          --------
                                                     39,089             32,759            108,465            94,625

Income before net realized gains                     15,363             15,630             50,553            44,598
Net realized gains                                      680                524              1,535             2,239
                                                    -------            -------           --------          --------
NET INCOME                                           16,043             16,154             52,088            46,836
Dividends to preferred shareholders                   5,812              4,848             17,462            14,766
NET INCOME AVAILABLE                                -------            -------           --------          --------
     FOR COMMON SHARES                              $10,231            $11,306            $34,626           $32,070
                                                    -------            -------           --------          --------
Weighted     average    common    shares
outstanding
     - primary                                       38,618             37,352             38,320            35,303
     - fully diluted                                 48,907             47,852             48,625            46,029
NET INCOME PER COMMON SHARE                            $.27               $.30              $0.90             $0.91
                                                       ----               ----              -----             -----
Cash Dividends Declared Per Common Share               $.39               $.37              $1.17             $1.11
                                                       ----               ----              -----             -----

       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                  Merry Land & Investment Company, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                                NINE MONTHS ENDED SEPT. 30,
                                                                ---------------------------
                                                                  1997                 1996
                                                                  ----                 ----
OPERATING ACTIVITIES:
     Rents and royalties received                             $151,837             $130,141
     Interest received                                           1,881                1,954
     Dividends received                                            682                2,988
     Rental expense                                           (39,772)             (36,846)
     General and administrative expense                        (3,497)              (1,894)
     Interest expense                                         (14,164)             (15,065)
     Property taxes and insurance expense                      (8,707)              (5,955)
     Other                                                         810                (830)
                                                              --------             --------
     Net cash provided by operating activities                  89,070               74,493
INVESTING ACTIVITIES:
     Principal received on notes receivable                         36                   78
     Sale of securities                                         26,949               25,522
     Purchase of securities                                          -              (5,408)
     Sale of real property                                      20,974                  109
     Purchase of real property                               (231,725)             (98,991)
     Development of real property                             (45,660)             (38,421)
     Recurring capital expenditures                            (5,552)              (3,992)
     Improvements to existing properties                       (5,319)              (6,078)
     Other                                                       6,027              (1,966)
                                                              --------             --------
     Net cash (used) by operating activities                 (234,270)            (129,147)
FINANCING ACTIVITIES:
     Senior unsecured notes                                     50,000                    -
     Net borrowings (repayments) - bank debt                    88,550                    -
     Net borrowings (repayments) - mortgage loans               24,086               22,332
     Repurchase agreements                                           -                    -
     Cash dividends paid - common                             (44,842)             (39,977)
     Cash dividends paid - preferred                          (17,462)             (14,766)
     Common stock retired                                            -                (675)
     Sale of common stock - reinvested dividends                 8,285                6,434
     Sale of common stock - stock purchase plan                  3,455                3,468
     Sale of common stock - employees                            1,133                1,168
     Sale of common stock - public offering                          -               56,094
     Sale of preferred stock - public offering                   (138)                 (25)
                                                               -------             --------
     Net cash provided (used) by financing                     113,067               34,053
     activities
                                                               _______              _______
NET INCREASE (DECREASE) IN CASH                               (32,133)             (20,601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                32,793               43,834
                                                               -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    660            $  23,233
                                                               -------             --------

    The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

            Merry Land & Investment Company, Inc.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
   Reconciliation of Net Income to Cash Flows from Operating
                         Activities
                       (In thousands)
                         (Unaudited)

                                                                NINE MONTHS ENDED SEPT. 30,
                                                                ---------------------------
                                                                  1997                 1996
                                                                  ----                 ----
Net income                                                   $  52,088            $  46,836
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                              30,306               25,485
     (Increase) decrease in interest and accounts                  289                  993
     receivable
     (Increase) decrease in other assets                       (1,731)              (1,751)
     Increase (decrease) in accounts payable and                 6,584                5,168
     accrued interest
     Gain on the sale of marketable securities                     596              (2,181)
     Gain on the sale of real property                             938                 (57)
                                                              --------              -------
     Net cash provided by operating activities               $  89,070            $  74,493
                                                             ---------            ---------

    The accompanying notes are an integral part of these
                         statements.

       Merry Land & Investment Company, Inc.
           NOTES TO FINANCIAL STATEMENTS
                SEPTEMBER 30, 1997
                    (Unaudited)

1. Nature of Business

    Merry Land & Investment Company, Inc. is a real estate investment trust (REIT), which owns and operates upscale apartment communities in nine
Southern states including Alabama, Florida,
Georgia, Maryland, North Carolina, South Carolina,
Tennessee, Texas, and Virginia.  As a qualified
REIT the Company pays no corporate income taxes on earnings distributed to stockholders.
    The consolidated financial statements for the nine month periods ended September 30, 1997 and September 30, 1996 reflect all adjustments
(consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.
    In March, 1997, the Financial Accounting
Standards Board released Statement of Financial
Accounting Standard No. 128, Earnings Per Share.
SFAS No. 128 significantly changes reported earnings per share for companies with complex capital structures. The Company believes the effect on the Company's earnings per share is not material.

2. MARKETABLE SECURITIES

    The cost and market value of securities by major classification at September 30, 1997 were as follows (dollars in thousands):

                                                   Unrealized
                                COST      MARKET         GAIN
                              ------     -------     --------
     Common stock             $1,808     $ 2,335     $    527


3. BORROWINGS

    Borrowings at September 30, 1997 were as follows (dollars in thousands):

     9.76% mortgage notes (a)                                                 $   12,662
     7.75% mortgage note (b)                                                       9,600
     7.625% mortgage note (c)                                                      5,167
     7.210% mortgage note (d)                                                      9,449
     7.125% mortgage note (e)                                                     14,754
     6.625% senior unsecured notes (f)                                           120,000
     7.25% senior unsecured notes (g)                                             40,000
     6.875% senior unsecured notes (h)                                            40,000
     6.875% senior unsecured notes (i)                                            40,000
     7.25% senior unsecured notes (j)                                            120,000
     6.90% senior unsecured notes (k)                                             50,000
     Advances under unsecured line of credit (l)                                  88,550
                                                                                 -------
                                                                              $  550,182
                                                                                 -------

     ------
     (a) $10.7 million and $2.0 million, 9.76% mortgage notes, principal and interest payable monthly, maturity 2001.
     (b) $9.6 million, 7.75% mortgage note, interest payable monthly, maturity 2002.
     (c) $5.2 million, 7.625% mortgage note, principal and interest payable monthly, maturity 2005.
     (d) $9.6 million, 7.210% mortgage note, interest payable monthly, maturity 2001.
     (e) $0.8 million and $8.5 million and $6.3 million, 7.125% mortgage notes, interest payable monthly, maturity 2006.
     (f) $120.0 million, 6.625% notes, interest payable semi-annually, principal installments of $40.0 million each due 1999, 2000, and 2001.
     (g) $40.0 million, 7.25% notes, interest payable semi-annually, maturity 2002.
     (h) $40.0 million, 6.875% notes, interest payable semi-annually, maturity 2003.
     (i) $40.0 million, 6.875% notes, interest payable semi-annually, maturity 2004.
     (j) $120.0 million, 7.25% notes, interest payable semi-annually, maturity 2005.
     (g) $50.0 million, 6.900% notes, interest payable semi-annually, maturity August, 2007.
     (h) $200.0 million line of credit bearing interest equal to LIBOR plus 0.60%, maturity September 2000.

    The Company estimates that the fair value of borrowings approximates their carrying value at September 30, 1997.
Maturities of borrowings at September 30 were as follows
(dollars in thousands):

     1997                           $107
     1998                            533
     1999                         40,575
     2000                        129,171
     2001                         61,860
     2002                         54,700
     2003                         40,364
     2004                         40,391
     2005                        120,419
     2006                         12,062
     2007                         50,000
                                 -------
                                $550,182
                                 -------


4. INCOME TAXES AND DIVIDEND POLICY

    As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1997 to qualify as a REIT and to avoid paying income taxes. On September 30, 1997, the Company paid dividends per share as follows:

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

 (Dollars in thousands except apartment and per share data)

OVERVIEW

     Merry Land & Investment Company, Inc. is one of the largest owners and operators of upscale garden apartments in the South. At September 30, 1997, the Company had a total equity market capitalization of over $1.1 billion and owned a high quality portfolio of 103 apartment communities containing 29,091 units. The communities are geographically diversified through the Southern United
States, located in twenty-seven metropolitan areas, each with a population in excess of 250,000, extending from the Washington, D.C. area to Texas and Florida. Substantially all of the Company's apartment communities command rental rates in the upper range of their markets.

     OPERATING STRATEGY. The Company's strategy is to own and operate a significant number of communities in every major market in the Southern United States, and to establish a reputation recognized among apartment dwellers throughout this region for high quality communities and first class service. The accomplishment of this strategy should allow the Company to increase funds from operations and distributions to shareholders by producing greater cash flows at its apartment communities through significant marketing advantages and operating efficiencies. The Company adds to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage
(primarily from merchant builders) and by developing communities from the ground up. The following table further describes the Company's apartment holdings by major market as of September 30, 1997 (dollars in thousands except rental rates):

                                                                          Average                     Sept. Average
                                                                         OCCUPANCY(1)                RENTAL RATE (2)
                                                       % of              ------------                ---------------
MARKET                      UNITS            COST   TOTAL COST          1997        1996            1997           1996
------                      -----            ----   ----------          ----        ----            ----           ----
Dallas/Ft. Worth            3,208      $  209,076      14.5%          93.7%        90.7%             $837          $829
Atlanta                     4,089         196,925      13.6            91.2         96.3             699            648
Orlando                     2,404         118,399       8.2            96.2         93.8             681            657
Charlotte                   2,459         112,901       7.8            93.9         94.7             647            588
Jacksonville                2,550         106,665       7.4            94.5         96.0             625            613
Austin                      1,249          80,276       5.5            96.1         88.9             845            860
Ft. Lauderdale              1,144          72,158       5.0            93.2         89.7             845            847
Tampa                       1,449          64,897       4.5            97.7         94.6             667            652
Ft. Myers                   1,268          64,408       4.4            96.4         92.6             667            661
Savannah                    1,085          49,883       3.4            92.4         96.6             661            614
Raleigh                     1,256          48,320       3.3            94.7         94.5             630            603
Charleston                    880          33,998       2.4            96.5         90.8             550            532
All others                  6,050         289,754      20.0            91.7         90.8             670            636
                           ------      ----------     -----            ----         ----            ----           ----
                           29,091      $1,447,660     100.0%           93.8%        93.3%           $696           $666

      __________
      (1) Represents the average of physical occupancy at each month end for the period held.
      (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September month end.

     GROWTH. Merry Land has increased its holdings of apartments primarily through the acquisition of apartment communities and also through apartment development. The following table summarizes the Company's growth in recent years (dollars in thousands):


                                           1997(1)              1996              1995             1994
                                           ------               ----              ----             ----
Units acquired                               3,771             2,475             3,444            4,872
Units developed                                726               414                 -                -
Total units owned at end of                 29,091            24,936            22,296           18,852
period
Total cost of apartments                $1,447,660        $1,175,427        $1,009,056         $796,436
Total apartment rental income           $  150,223        $  176,053        $  144,283         $101,667

      __________
      (1) Represents totals at September 30, 1997.

     ACQUISITIONS. In the second and third quarters of 1997, the Company acquired the following twelve apartment communities containing 3,771 units at a cost of $230.0 million (dollars in thousands):

                                                                 DATE
COMMUNITY                  LOCATION                 UNITS        BUILT             COST
---------                  --------                 -----        -----           ------
Polos East                 Orlando, Fla.             308          1991         $ 16,000
Ranchstone                 Houston, Tex.             220          1996           11,250
The Oaks                   Charlotte, N.C.           318          1996           20,250
The Point                  Charlotte, N.C.           340          1996           21,300
Coventry at City View      Ft. Worth, Tex.           360          1996           22,140
Palms at South Shore       Houston, Tex.             240          1990           12,210
Chatelaine Park            Atlanta, Ga.              303          1996           23,413
Riverhill                  Dallas, Tex.              334          1996           22,000
Hidden Lakes               Ft. Worth, Tex.           312          1996           20,000
Wimberly                   Ft. Worth, Tex.           372          1996           26,500
Trails at Briar Forest     Houston, Tex.             476          1990           22,150
Richmond Townhomes         Houston, Tex.             188          1995           12,700
                                                   -----                       --------
                                                   3,771                       $229,913


     ACQUISITION OF COMMUNITIES UNDER DEVELOPMENT. The
Company has also agreed to acquire the following communities to be built by unrelated third parties (dollars in thousands):

                                                              ESTIMATED        ESTIMATED
COMMUNITY                      LOCATION        UNITS               COST       COMPLETION
---------                      --------        -----          ---------       ----------
Creekside Homes at Legacy    Dallas, Tex.       380             $28,500          1Q 1998
Villages of Prairie Creek I  Dallas, Tex.       236              17,700          1Q 1998
Villages of Prairie Creek II Dallas, Tex.       200              15,000          1Q 1999
                                                ---             -------
                                                816             $61,200


     The Company will acquire title to these communities upon completion of construction for an amount equal to the lesser of the budgeted cost or the seller's actual cost.
The Company will pay the seller additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas.

     DEVELOPMENT. At September 30, 1997, the Company had five communities with 1,902 units under construction (of which 660 units have been delivered) and two communities with 726 units under development. The Company expects to complete these communities at an expected total cost of $201.8 million. In addition, the Company owns land for 1,232 additional units. The communities under construction and development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
     The following table summarizes the Company's current development communities and recently completed communities.
Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):



                                                                                     Cost of
                                                         Total                         Units
                                              Total  Estimated     Total              Placed
                                          Estimated       Cost      Cost  Units in        in  Estimated
LOCATION        COMMUNITY         UNITS        COST   PER UNIT   TO DATE   SERVICE   SERVICE COMPLETION
--------        ---------         -----   ---------  ---------   -------  --------   ------- ----------
Completed
Nashville       Cherry Creek       280    $  18,945    $67,661   $18,945       280   $18,945    4Q 1996
Greensboro      Adams Farm II (1)  200       13,100     65,500    13,062       200    13,062    3Q 1997
                                   ___    _________    _______   _______       ___   _______
                                   480    $  32,045    $66,760   $32,007       480   $32,007
UNDER
CONSTRUCTION
Atlanta         River Sound        586    $  41,500    $72,526   $39,787       440   $31,566    4Q 1997
Savannah        Long Point         308       22,500     74,350    20,762       220    16,357    1Q 1998
Richmond        Wyndham            264       24,500     92,803    12,701         -         -    3Q 1998
Greensboro      Bridford Lake      320       24,500     73,125     4,047         -         -    4Q 1998
Atlanta         Sweetwater         424       34,000     80,189     6,939         -         -       1999
                Creek            -----    ---------    -------   -------       ---   -------
                                 1,902    $ 147,000    $77,445   $84,236       660   $47,923
UNDER
DEVELOPMENT
Richmond        Spring Oak         506    $  38,800    $75,099  $  5,488                           1998
Nashville       Cherry Creek II(1) 220       16,000     72,727     3,248                           1998
                                 -----    ---------    -------  --------
                                   726    $  54,800    $74,380  $  8,736
FUTURE
DEVELOPMENT
Savannah        Long Point II (1)  352                          $  1,101
Nashville       Bell Road I and II 680                             3,468
Greensboro      Bridford LakeII(1) 200                             1,300
                                 -----                          --------
                                 1,232                          $  5,869

        __________
        (1) Adjoins an existing community owned by the Company.


RECENT EVENTS

     ISSUANCE OF SENIOR UNSECURED NOTES.  On July
28, 1997 the Company completed a public offering of $50.0 million of senior unsecured notes. The notes were sold at a price of 99.707% of par value, to yield 6.941% to maturity. The notes bear an interest rate of 6.90%, with interest only payable semi-annually in February and August, have a term of ten years and mature on August 1, 2007.
     On October 30, 1997 the Company completed a public offering of $50.0 million of senior unsecured notes. The notes were sold at a price of 100% of par value, to yield 6.69% to maturity. The notes bear an interest rate of 6.69%, with interest only payable semi-annually in May and November, have a term of nine years and mature on October 30, 2006.
     The notes are rated BBB+ by Standard & Poor's
Corporation and Duff & Phelps Credit Rating Co. and
Baa2 by Moody's Investors Services, Inc. and rank equally with the Company's other unsecured and unsubordinated indebtedness. The senior unsecured notes contain various covenants which prohibit the incurrence of additional debt:
     - if total debt becomes greater than 60% of total assets; or
     - if total secured debt becomes greater than 40% of total assets; or
     - if net operating income divided by interest on debt and regularly scheduled principal debt amortization becomes less than 1.5.
     The Company is also required to maintain unencumbered assets of not less than 150% of outstanding unsecured debt.

     CREDIT LINE.  On September 16, 1997, the
Company completed a $200.0 million syndicated revolving credit facility with a group of banks led by its primary commercial bank. Borrowings under the line bear interest at 0.60% above the thirty day London Interbank Offered Rates. The credit facility also includes a $100.0 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate. The facility is for a three year term and two year amortization for a total term of five years with an annual renewal option.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996.

     RENTAL MARKETS. Rental markets were stronger in the nine month period of 1997 than in the same period in 1996 as strong demand for apartments exceeded additions to supply. Average physical occupancy for the third quarter of 1997 totaled
95.2% as compared to 94.1% for the third quarter of 1996. The Company's increase in occupancy can be attributed to stronger markets, to aggressive leasing efforts by its staff and also to offering concessions to residents in order to induce them to rent. While levels of new construction throughout the South remain high, the Company believes that if general economic activity, job growth and household formation in the South remain strong, physical occupancy should remain satisfactory.

     RENTAL OPERATIONS - TOTAL PORTFOLIO. The operating performance of the Company's apartment portfolio is summarized in the following table
(dollars in thousands except average monthly rent):

                                             Change from                     NINE MONTHS
                                                                             -----------
                             % CHANGE       1996 TO 1997               1997             1996
                             --------       ------------               ----             ----
Rental Income                  16.0%          $20,775              $150,223         $129,448
Operating expenses   (1)       11.4             4,102                40,009           35,907
Taxes and insurance            25.2             3,365                16,716           13,352
Subtotal (1)                   15.2             7,466                56,725           49,259
                               ____            ______               _______          _______
                               16.6%          $13,309            $  93,498         $  80,189
Average occupancy (2)           0.5% (3)                              93.8%             93.3%
Average monthly rent (4)        4.5%                             $     696         $     666
Expense ratio (5)            (0.3)%(3)                                37.8%            38.1%

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

     Acquisitions and the delivery of units from the Company's development program since the second quarter of 1996 increased the weighted average number of apartments owned to 26,050 in the nine month period of 1997 from 23,168 in the nine month period of 1996. Rental revenues and expenses rose accordingly. Company wide occupancy totaled 95.1% at September 30, 1997 and 94.4% at September 30,
1996.
     The 4.5% increase in portfolio average rental rates in the nine month period of 1997 from the nine month period of 1996 resulted from both higher rents at the Company's continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1996 and 1997, whose monthly rents averaged $771 at September 30, 1997, versus the total portfolio average of $696.

     RENTAL OPERATIONS - SAME STORE. The
performance of the 21,156 units which the Company held for the nine month period of both 1997 and 1996 ("same store" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):


                                               Change from               NINE MONTHS
                                                                         -----------
                            % CHANGE           1996 TO 1997        1997             1996
                            --------           ------------        ----             ----
Rental income                  3.1%              $3,616         $121,708         $118,092
Personnel                     12.8                1,500           13,266           11,766
Utilities                    (25.4)             (1,757)            5,163            6,920
Operating                      9.2                  555            6,582            6,027
Maintenance and grounds       (7.3)               (597)            7,542            8,139
Taxes and insurance            8.9                1,077           13,136           12,059
Subtotal (1)                   1.7                  779           45,689           44,910
                              ____               ______          _______        _________
                              3.9%               $2,837        $  76,019        $  73,182

Average occupancy (2)         0.9% (3)                            94.6%             93.7%
Average monthly rent (4)      2.3%                                 $668         $     653
Expense ratio (5)             (0.5)% (3)                          37.5%             38.0%


     Rental income rose by $3.6 million or 3.1% for those properties held for all of both periods, as a result of 0.9% higher occupancy and 2.3% higher average rental rates. At September 30, 1997 same store occupancy was 96.1%, up from 94.8% at September 30, 1996. Rental concessions for
September 30, 1997 equaled approximately 1.6% of market rents.
     Operating expenses increased $0.6 million or 9.2% in 1997 from the same period in 1996.
Personnel costs rose $1.5 million, resulting primarily from higher bonuses accrued on site and higher employee headcount and salaries. Utilities expense decreased by $1.8 million or 25.4% as the Company has passed a portion of its water expense to the residents. Accruals for property taxes and insurance increased by $1.1 million to reflect higher assessed values.

     RENTAL OPERATIONS - DEVELOPMENT COMMUNITIES.
$45.7 million was expended in the nine month period of 1997 for apartments under development, bringing the total investment in communities still under development to $98.8 million. In the first nine months of 1997, 726 units were placed in service at a cost of $51.7 million. The Company expects to put a total of approximately 1,000 units in service in 1997. Some dilution of earnings may occur to the extent that leasing lags behind the delivery of units.
     306 units of Madison at River Sound, 200 units of Madison at Adams Farm, and 220 units of Hammocks at Long Point were delivered in the first nine months of 1997. The operating results for the nine month period of 1997 and 1996 for all development units in service is summarized in the following table (dollars in thousands; see footnotes above):

                                                       NINE MONTHS
                                                       -----------
                                                1997               1996
                                                ----               ----
Units                                          1,567                649
Rental income                                 $6,515             $2,839
Operating expense (1)                          1,895                835
Taxes and insurance                              398                173
Subtotal (1)                                   2,293              1,008
                                              ------             ------
                                              $4,222             $1,831

     At September 30, 1997, 83.3% of the units delivered at Cherry Creek, Madison at River Sound,
Madison at Adams Farm, and Hammocks at Long Point were leased at an average rental rate of $768 per unit.

     RENTAL OPERATIONS - OTHER COMMUNITIES. "Other communities" are those not included in same store communities or development communities. These include communities bought or sold in part or in whole in 1996 or 1997. At September 30, 1997, these communities included 6,368 units. The performance of the other communities for the nine month period of 1997 and 1996 are summarized in the following table (dollars in thousands; see footnotes above):

                                                       NINE MONTHS
                                                1997               1996
                                                ____               ____
Units                                          6,368              4,848
Rental income                                $21,999             $8,517
Operating expense (1)                          5,561              2,221
Taxes and insurance                            3,181              1,119
Subtotal (1)                                   8,742              3,341
                                             -------             ------
                                             $13,257             $5,176



     INTEREST, DIVIDEND AND OTHER INCOME. Dividend income decreased as the Company essentially completed the liquidation of its holdings of equity security investments. Interest, dividend and other income are summarized in the following table
(dollars in thousands):


                                                       NINE MONTHS
                                                1997               1996
                                                ----               ----
Interest income                               $1,658             $1,730
Dividend income                                  682              2,246
Other income                                   5,066              5,106
Total                                         $7,406             $9,082


     INTEREST EXPENSE. Interest expense net of capitalized interest rose to $17.4 million in the nine month period of 1997, up from $17.1 million in the nine month period of 1996. Average debt outstanding rose to $418.7 million in the nine month period of 1997 from $369.3 million in the nine month period of 1996, primarily as a result of the issuance of the 6.90% senior unsecured notes in July of 1997, the assumption of $24.2 million of mortgage notes related to the acquisition of Richmond Townhomes and Trails at Briar Forest in
September of 1997, and borrowing $88.6 million under the Company's line of credit to fund the acquisition of apartment communities in the second and third quarters of 1997. The weighted average interest rate charged on all the Company's debt increased to 7.1% in the nine month period of 1997 from 7.0% for the nine month period in 1996 as a result of an average interest rate of 8.0% on the mortgage debt assumed. During the nine month period of 1997, $4.1 million of interest related to the Company's development projects was capitalized versus $2.0 million in the nine month period of 1996, due to the higher level of development underway.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine month period of 1997 were $3.3 million, or 2.2% of rental revenues as compared to 1.6% for all of 1996.
General and administrative expenses increased $1.1 million in the first nine months in 1997 versus the first nine months in 1996 due primarily to higher corporate headcount and their associated costs. In
1997, the Company has added positions in the areas of property management, acquisitions, development, accounting, and administration in order to provide better service to its residents and to compete more effectively in a rapidly evolving industry. The
Company expects that its overhead expense measured as a percentage of revenues will remain among the lowest of apartment REITs.

     NET INCOME. Net income totaled $52.1 million in the nine month period of 1997 and $46.8 million for the nine month period of 1996. Net income available for common shareholders totaled $34.6 million in the nine month period of 1997 and $32.1 million for the nine month period of 1996. The increases in net income and net income available for common shareholders for 1997 compared to 1996 arose principally from substantially increased operating income from apartments due to the growth of the Company's apartment holdings. Net income per common share in the nine month period of 1997 decreased to $.90 from $.91 in the nine month period of 1996 due primarily to a reduction in net realized gains and more common shares outstanding.

     DIVIDENDS TO PREFERRED SHAREHOLDERS. Dividends to preferred shareholders totaled $17.5 million in the nine month period of 1997 and $14.8 million in the nine month period of 1996. Preferred dividends are summarized in the following table (dollars in thousands):


                                                           NINE MONTHS
                                                   1997               1996
                                                   ----               ----
Series A Preferred share dividends            $     321          $     734
Series B Preferred share dividends                6,615              6,615
Series C Preferred share dividends                7,417              7,417
Series D Preferred share dividends                3,109                  -
                                              ---------          ---------
Total preferred dividends                     $  17,462          $  14,766



     The increase in preferred dividends arose from the issuance of $50.0 million of Series D preferred shares in December, 1996. Holders of the Company's
Series A Preferred Stock have converted 4.4 million of the 4.6 million Series A shares originally issued in June 1993 into 5.9 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend.

     FUNDS FROM OPERATIONS. Funds from operations rose 10.8% to $77.0 million in the nine month period of 1997 as compared to $69.5 million in the nine month period of 1996. Funds from operations available to common shares rose 14.4% to $62.6 million in the nine month period of 1997 compared to $54.7 million in the nine month period of 1996.
These increases were principally due to increased rental operating income resulting from the growth of the Company's apartment holdings. On a fully diluted per share basis, funds from operations increased 4.6% to $1.58 in 1997 from $1.51 in 1996.
Other income from securities totaled $5.0 million, or $.10 per share for the first three quarters of 1997 (all recorded in the first two quarters of the year) versus $5.1 million, or $.11 per share for the first three quarters of 1996. "Core FFO", those earnings produced exclusively by non cash management activities, rose 5.7% to $1.48 per share from $1.40 per share for the first three quarters of 1997.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                                            NINE MONTHS
                                                                     1997                  1996
                                                                     ----                  ----
Net income                                                        $52,088               $46,836
Less preferred dividends paid                                      17,462                14,766
                                                                   ------               -------
Net income available for common shares                             34,626                32,070

Add depreciation of real estate owned                              29,523                24,863
Less net realized gains                                             1,535                 2,238
                                                                   ------               -------
Funds from operations available to common shares                   62,615                54,695
Add convertible preferred dividends                                14,353                14,766
                                                                   ------               -------
Funds from operations-fully diluted                               $76,968               $69,461
                                                                   ------               -------
Weighted average common shares outstanding -
     Primary                                                       38,320                35,303
     Fully diluted                                                 48,625                46,029
Funds from operations per share-
     Primary                                                       $ 1.63                $ 1.55
     Fully diluted                                                 $ 1.58                $ 1.51
     Other income from securities (fully diluted)                  $  .10                $  .11
     Core funds from operations (fully diluted)                    $ 1.48                $ 1.40

     The Company believes that funds from
operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on published recommendations of a task force of the National
Association of Real Estate Investment Trusts, the
Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company's funds from operations by $0.8 million and $0.6 million in the nine month periods of 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL STRUCTURE. The Company's senior notes and its preferred stock are rated investment grade by Standard & Poor's Corporation (BBB+/BBB),
Moody's Investors Services, Inc. (Baa2/Baa3) and
Duff & Phelps Credit Rating Co. (BBB+/BBB). At
September 30, 1997, total debt equaled 34% of total capitalization at cost, and 27% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                             Equity at
                                                           % of                 Market       % of
                                                 COST      TOTAL                 VALUE       TOTAL
Advances under line of credit            $     88,550        7%           $     88,550         6%
Mortgage loans                                 51,632        4                  51,632         4
6.625% senior unsecured notes, 1999            40,000        3                  40,000         2
6.625% senior unsecured notes, 2000            40,000        3                  40,000         2
6.625% senior unsecured notes, 2001            40,000        3                  40,000         2
7.25% senior unsecured notes, 2002             40,000        3                  40,000         2
6.875% senior unsecured notes, 2003            40,000        3                  40,000         2
6.875% senior unsecured notes, 2004            40,000        3                  40,000         2
7.25% senior unsecured notes, 2005            120,000        8                 120,000         7
6.90% senior unsecured notes, 2007             50,000        4                  50,000         4
                                           ----------      ----              ---------        ---
Total debt                                    550,182       41%                550,182        33%

Series D preferred stock                       50,000        4%                 50,000         4%
Common and preferred stock  (1)               748,264       55%              1,083,187        63%
                                           ----------      ----              ---------        ---
Total equity                                  798,264       59%              1,133,187        67%

Total capitalization                       $1,348,446      100%             $1,683,369       100%
                                           ----------      ----              ---------       ----

      __________
      (1) Assumes conversion of all outstanding convertible preferred stock into common stock.

     At September 30, 1997, the Company had $88.6 million outstanding under its line of credit.
Borrowings under the line bear interest at 0.60% above the thirty day London Interbank Offered
Rates. The Company's loan agreements and the covenants under its senior unsecured notes would allow it to borrow an additional $260.6 million on an unsecured basis at September 30, 1997.
     It generally is not the practice of the
Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At September 30, 1997, the Company had five mortgage loans outstanding, which were assumed in 1996 and 1997 in connection with the purchase of five communities.

        LIQUIDITY. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, apartment development and capital improvements. The Company has essentially completed the liquidation of its holdings of marketable securities which were acquired as a temporary investment pending the acquisition or development of additional apartment communities.
     The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.
     The following table summarizes the Company's capital requirements resulting from its acquisition and development commitments as of September 30, 1997. Not included in this table are additional acquisitions and developments, debt repayments or the additional sales of debt or equity securities
(dollars in thousands):

ESTIMATED CAPITAL REQUIREMENTS:
Development communities expected costs                $239,714
Less development costs paid thru 9/30/97             (130,748)
                                                     ---------
Development costs through 1999
                                                       108,866
Acquisition of communities under development in 1998    61,200
     Total future development commitments            ---------
                                                       170,066
ESTIMATED CAPITAL SOURCES:
Cash on hand at 9/30/97                                    660
Funds available under line of credit at 9/30/97        111,450
     Total capital sources                           ---------
                                                       112,110
                                                     ---------
Excess of capital requirements over sources            $57,956
                                                     ---------


       On October 30, 1997 the Company completed the public offering of its 6.69% $50.0 million senior unsecured notes. Net proceeds of $49.6 million from this offering were used to pay down the balance outstanding under the Company's line of credit.

     CASH FLOWS. The following table summarizes cash flows for the nine month periods of 1997 and 1996 (dollars in thousands):

                                                               SOURCES AND USES OF CASH:
                                                                       NINE MONTHS
                                                                 1997                  1996
                                                                 ----                  ----
Operating activities                                         $ 89,070             $  74,493
Sale of Merry Land common stock                                12,736                66,464
Net borrowings                                                162,636                22,332
Sale of real property                                          20,974                     -
Other                                                           5,521                   187
Total sources of cash                                        $290,937              $163,476
Acquisitions of and improvements to                         (242,587)             (109,061)
properties
Development of properties                                    (45,660)              (38,421)
Dividends paid                                               (62,304)              (54,743)
Other                                                           6,017                 (172)
                                                            ---------             ---------
Total uses                                                  (344,534)             (202,397)
                                                            ---------             ---------
Increase (decrease) in cash, cash equivalents
     and marketable securities                             ($ 53,597)            ($ 38,921)

     Cash, cash equivalents and marketable
securities decreased by $53.6 million in 1997 as the Company invested funds raised in the equity offerings of 1996 in apartments. The Company's operating cash flow increased to $89.1 million in the nine month period of 1997 from $74.5 million in the nine month period of 1996. The primary use of cash has been apartment acquisitions, development and improvements and dividends. Dividends paid in the nine month period of 1997 increased from the same period in 1996 due to an increase in the average amount of stock outstanding and in the case of the Company's common stock, an increase in the dividends per share to $1.17 in the first three quarters of 1997 from $1.11 per share for the first three quarters of 1996.

     CAPITAL EXPENDITURES. The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting.
Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets.
At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties. Interest, real estate taxes and other carrying costs incurred during the development period of apartments under construction are capitalized and, upon completion of the project, depreciated over the lives of the projects.
The following table summarizes the capital expenditures for the nine month periods of 1997 and 1996 (dollars in thousands, except per unit data):

                                                                          NINE MONTHS
                                                                1997                 1996
                                                                ----                 ----
Apartment communities:
     Acquisitions                                           $231,725            $  98,991
     Development projects:
          Development costs                                   41,579               36,459
          Capitalized interest                                 4,081                1,962
     Replacements for stabilized communities (1)               5,552                3,992
     Improvements (2)                                          3,399                5,356
Commercial properties                                            172                  342
Corporate level expenditures                                   1,747                  380
                                                            --------             --------
                                                            $288,255             $147,482
                                                            --------             --------
Per Unit:
     Replacements for stabilized communities (1)                $262                 $217
     Improvements (2)                                           $117                 $221

      __________

      (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the nine month period of 1997, 21,156 units were stabilized as compared to 18,410 units in the nine month period of 1996.
      (2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

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

      FORWARD LOOKING STATEMENTS. This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, occupancy rates, capital requirements and sources. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, and performance of consultants or other third parties and environmental concerns, any of which may cause actual results to differ from the Company's current expectations.

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

      (12) Material Contracts.

      (10.1) Credit Agreement between the
             Company and Lenders dated September
             16, 1997, (incorporated herein by
             reference to Item 7, Exhibit 10 to
             the Company's report on Form 8-K
             filed September 22, 1997).

      (27) Financial Data Schedules

   b. Reports on Form 8-K:

                                                  FINANCIAL STATEMENTS
    FORM   DATE FILED  ITEMS REPORTED                    FILED

     8-K   7-29-97     Completion of Offering             No
                       of $50 million principal
                       amount of the Company's
                       6.90% Notes due 2007

     8-K   8-6-97      Acquisitions of Ranchstone  Financial Statements
                       Apartments and Polos East   were filed with respect
                       Apartments                  to Ranchstone Apts.
                                                   and Polos East Apts.

     8-K   8-6-97      Acquisitions of The Palms          No
                       at South Shore Apartments
                       and Coventry at Cityview
                       Apartments

     8-K   9-15-97     Financial Statements filed  Financial Statements
                       with respect to previously  were filed with respect
                       reported acquisitions       to The Palms at South
                                                   Shore Apartments and
                                                   Coventry at Cityview
                                                   Apartments

     8-K   9-22-97     Execution of Credit                No
                       Agreement for $200
                       million Unsecured
                       Revolving Line of
                       Credit

     8-K   10-8-97     Acquisitions of Chatelaine  Financial Statements
                       Park Apartments, and the    were filed with respect
                       Partnership interests of    to the acquired
                       McCaslin Riverhill, Ltd.,   properties, and pro
                       The Wimberly Apartment      forma, consolidated
                       Homes, Ltd., and McCaslin   financials were filed
                       Hidden Lakes, Ltd.          with respect to Polos
                                                   East Apts., Ranchstone
                                                   Apts., The Oaks Apts.,
                                                   The Pointe Apts.,
                                                   Coventry at Cityview
                                                   Apts., Chatelaine Park
                                                   Apts., Wimberly
                                                   Apartment Homes,
                                                   Riverhill Apts., and
                                                   Hidden Lakes Apts.

     8-K   10-8-97     Acquisitions of Richmond            No
                       Towne Homes and Trails
                       of Briar Forest Apartments

     8-K   10-31-97    Completion of Offering              No
                       of $50 million principal
                       amount of the Company's
                       6.69% Notes due 2006

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

November 12, 1997