Form 10-K
period 1997-12-31
MERRY LAND & INVESTMENT CO INC
filed 1998-02-23
CIK 350071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                           For the fiscal year ended
                               DECEMBER 31, 1997
                       Commission file number: 001-11081
                             ---------------------

                     MERRY LAND & INVESTMENT COMPANY, INC.
                                 P.O. Box 1417
                             Augusta, Georgia 30903
                                  706-722-6756
                             ---------------------

State of Incorporation: Georgia           I.R.S. Employer Identification Number:
58-0961876

Securities registered pursuant to Section 12(b) of the Act:                Name of Each Exchange
                    Title of Each Class                                     on Which Registered
-----------------------------------------------------------                ---------------------
    Common Stock, no par value                                            New York Stock Exchange
     $1.75 Series A Cumulative Convertible Preferred Stock                New York Stock Exchange
     $2.15 Series C Cumulative Convertible Preferred Stock                New York Stock Exchange
     7.625% Series E Cumulative Redeemable Preferred Stock                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the registrant on January 30, 1998: Common Stock, no par value -- $819,689,731 (all shares other than those owned or controlled by officers, directors, and 5% shareholders).

The number of shares of common stock outstanding as of January 31, 1998 was 39,506,587.

Documents incorporated by reference: The 1998 definitive proxy statement to be mailed to shareholders for the annual meeting scheduled for April 20, 1998, is incorporated by reference into Part III of this form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I

Item 1    Business....................................................     1

Item 2    Properties..................................................     9

Item 3    Legal Proceedings...........................................    15

Item 4    Submission of Matters to a Vote of Security Holders.........    15

PART II

Item 5    Market for the Registrant's Common Stock and Related
          Shareholders' Matters.......................................    16

Item 6    Selected Financial Data.....................................    20

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    21

Item 8    Financial Statements and Supplementary Data.................    30

Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    41

PART III

Item 10   Directors and Executive Officers of the Registrant..........    41

Item 11   Executive Compensation......................................    41

Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................    41

Item 13   Certain Relationships and Related Transactions..............    41

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    43

PART I

Item 1 -- Business

                                  THE COMPANY

     Merry Land & Investment Company, Inc. is an apartment operating company and is one of the largest owners of upscale garden apartments in the United States. At December 31, 1997, the Company had a total market capitalization of $1.8 billion and owned a high quality portfolio of 104 apartment communities, containing 29,526 units geographically diversified throughout the Southern United States. The communities are located in nine states, extending from the Washington, D.C. area to Texas and to Florida, with 32% of the Company's assets located in Florida, 25% in Texas, and 43% in other Southern states, based on cost. The Company also has seven apartment communities under development and construction. The Company believes that its strong capitalization, cost efficient operations and established brand identity give it significant operating advantages over other apartment operators. Merry Land completed its initial public securities offering in 1981 and elected real estate investment trust ("REIT") tax status in 1987. The Company is headquartered in Augusta, Georgia and maintains area management offices in Charlotte, Atlanta, Orlando and Dallas.

     Merry Land's apartment communities are located in 27 metropolitan areas, each with a population in excess of 250,000 and, at December 31, 1997, no metropolitan area contained more than 14% of the Company's portfolio. The Company believes that this diversification reduces the volatility of its aggregate rental occupancy and rental income. The Company also believes that specializing in high end Southern apartment communities will allow it to establish a recognized franchise in its market area and will allow it to achieve economies in marketing and operating its communities.

     The following table summarizes the Company's apartment holdings by major market as of December 31, 1997 (dollars in millions):

                                                                       Investment
Market                                                        Units     at Cost     % of Cost
------                                                        ------   ----------   ---------
Dallas/Ft. Worth, Texas.....................................   3,208    $  209.3        14%
Atlanta, Georgia............................................   4,235       208.6        14
Orlando, Florida............................................   2,404       119.0         8
Charlotte, North Carolina...................................   2,459       113.6         8
Jacksonville, Florida.......................................   2,550       107.1         7
Houston, Texas..............................................   1,457        87.4         6
Austin, Texas...............................................   1,249        80.4         5
Ft. Lauderdale, Florida.....................................   1,144        72.5         5
Tampa, Florida..............................................   1,449        70.6         5
Ft. Myers, Florida..........................................   1,268        59.2         4
Savannah, Georgia...........................................   1,149        55.2         4
Raleigh, North Carolina.....................................   1,256        48.8         3
Nashville, Tennessee........................................     587        35.5         2
Charleston, South Carolina..................................     880        34.2         2
Others......................................................   4,231       194.7        12
                                                              ------    --------      ----
                                                              29,526    $1,496.1       100%

CORPORATE STRATEGY

     The Company's objective is to increase operating cash flow and shareholder value by generating superior growth in the net operating income of its communities, by acquiring or developing selected communities with satisfactory initial yields and the prospects for continued cash flow growth, and by financing its activities at the lowest possible cost. In order to accomplish these objectives, the Company intends to own and operate a significant number of communities in most major markets of the Southern United States, to build further on its recognized reputation among apartment renters in this region for high quality communities and first class service, and to continue to develop superior techniques for operating a growing system of communities. The Company expects eventually to extend its operations to other high growth areas of the country.

     Operating. The execution of this strategy provides significant marketing advantages and operating efficiencies to Merry Land. The Company believes that operating a system of communities which are of consistently high quality allows it to conduct a focused marketing effort, provide high levels of customer service, maintain consistent policies, procedures and training, and offer programs and amenities tailored to the needs of upscale residents. The Company believes that significant incremental demand is generated by its brand identity and by the referral of prospects from one Merry Land community to another. At present, approximately 5% of the Company's new leases are provided by the transfer of residents from other Merry Land communities or the referral of customers from other Merry Land communities. The Company also believes that its high income residents provide a large customer base to which it can market additional goods and services and generate additional income.

     Growth. Merry Land seeks to increase its apartment holdings both for the increase in earnings expected from each transaction as well as to build further on the marketing and operating advantages provided by its system of Southern apartments. The Company adds to its holdings by a variety of means including buying existing apartment communities, buying communities under construction and in the initial lease-up stage (primarily from merchant builders) and developing communities from the ground up.

     Merry Land has bought over $1.0 billion of apartment communities in the past five years. The Company believes that the long term growth prospects of the South remain the strongest in the country. Furthermore, the large number of newly built communities currently available for sale in its market areas provide excellent prospects for the Company's acquisition program. The Company buys both single assets and portfolios after careful evaluation of each community's location, physical attributes, and the conditions of supply and demand in its submarket.

     While the Company believes rapid growth through acquisitions remains the preferable way to expand its holdings, it also believes that development is becoming an increasingly important component of its growth strategy. The Company currently uses the services of outside developers to build apartment communities in selected markets. The cost of development units delivered by the Company was $28.4 million in 1996, $67.1 million in 1997 and is expected to be $101.1 million in 1998. The use of outside developers has allowed the Company to undertake a large development program in multiple markets while retaining the flexibility to expand or contract this program as conditions warrant. The Company expects to expand its internal development capability over the next several years.

     The Company also intends to dispose of assets which do not conform to its strategy and to reinvest those proceeds in conforming communities. In the past two years the Company has sold two apartment communities in Ohio as well as older properties in Augusta. In 1998, it intends to redevelop or sell a limited number of communities whose cash flow growth prospects do not meet the Company's targets. Dispositions in 1998 are expected to total less than 5% of assets.

     The following table summarizes the Company's growth in recent years (dollars in thousands):

                                              1997         1996         1995        1994       1993
                                           ----------   ----------   ----------   --------   --------
Units acquired...........................       4,104        2,475        3,444      4,872      7,452
Units developed..........................         936          414           --         --         --
Total units owned at end of period.......      29,526       24,936       22,296     18,852     13,981
Total cost of apartments.................  $1,496,109   $1,175,427   $1,009,056   $796,436   $554,589
Total apartment rental income............  $  208,363   $  176,053   $  144,283   $101,667   $ 54,565

     Property Management. The apartment community is Merry Land's basic business unit. Each community is led by a Property Manager whose staff receives ongoing training in the disciplines of leasing, administration, maintenance and marketing. The objective of the on site staff is to maximize growth in cash flow by providing superior customer service, maximum revenue growth, and cost effective maintenance. In order to tie employee compensation to the interests of the Company's shareholders, a significant part of on site personnel's compensation consists of cash bonuses paid for achievement of budgeted net cash flow.

     The Company believes that its large size provides it superior buying power which allows it to obtain goods and services for lower costs than would otherwise be available. The Company has dedicated personnel who concentrate their efforts on exploiting this advantage. Large size also allows the Company to hire and train well qualified individuals who specialize in various disciplines, providing the Company greater competence in these areas than would be available in a smaller organization.

     The Company believes that the control of operating expenses is essential to the production of superior operating returns. Its focus on the acquisition of newly built communities and controlling expenses have allowed it to reduce its same store operating ratio (operating costs as a percent of revenue) from 39.0% in 1994, 38.9% in 1995, 38.0% in 1996 to 37.5% in 1997.

     Financing. The Company maintains a capital structure which affords both financial flexibility and access to low cost capital. At December 31, 1997, equity market capitalization was $1.2 billion, total capitalization was $1.8 billion and debt equaled 34% of total capitalization. The Company prefers to finance its acquisitions using unsecured debt but on occasion assumes mortgage debt in order to acquire apartment communities or portfolios. At December 31, 1997, seven of the Company's 104 apartment communities were encumbered with mortgages. The average interest rate on outstanding debt at that date was 7.0%. The Company has scheduled maturities of its debt in order to allow orderly repayment or refinancing. Its securities carry investment grade ratings.

1997 ACTIVITIES

     Organizational Changes. In December, 1996, Peter S. Knox III, Chairman and Chief Executive Officer of Merry Land since its inception in 1981, died after an illness of several months. W. Tennent Houston, President of the Company and Chief Operating Officer since 1985, was appointed Chief Executive Officer; Michael N. Thompson, Vice President of Acquisitions and Development since 1992, was appointed Chief Operating Officer; and Boone A. Knox, Mr. Knox's brother, was elected Chairman of the Board of Directors. Boone Knox was Chief Executive Officer of Allied Bankshares, a publicly owned bank holding company, and is a director of Cousins Properties Incorporated, a diversified REIT. Mr. Knox's family is the largest shareholder of the Company. During 1997, the Company's organization was restructured along functional lines, area management offices were opened, additional personnel were added in various areas, and the Company invested in equipment and systems to enable it to compete more effectively in the rapidly maturing apartment industry.

     Operating Results. In 1997, the Company more aggressively managed its rent rates and rental concessions in order to operate at a higher level of occupancy and to increase rental income. Positions in its property management organization were added to provide better support of its communities. As a result of those measures and improving conditions in some southern markets, same store net operating income rose 4.2% for the year. Same store occupancy (consisting of apartment communities owned for all of 1996 and 1997) rose 1.1% for the year to 94.8% and same store rental revenues rose 3.3%. The Company focused on expense control and began to pass a significant portion of water costs on to its residents which helped hold the increase in same store operating expense to 1.8%.

     Sale of Marketable Securities. In order to fund the future expenditures required by its development program, the Company had raised funds through sales of securities in 1995 and 1996 and had invested a portion of the proceeds in the securities of other REITs. Marketable securities totaled $23.8 million at December 31, 1996. Income produced by these holdings added $5.0 million of funds from operations ("FFO") in 1997 ($.10 per share), and $6.0 million in 1996 ($.13 per share). During the first half of 1997, these holdings were liquidated and the proceeds were invested in apartment acquisitions and development.

     Acquisitions. In 1997, the Company acquired 14 apartment communities containing 4,104 units at a cost of $257.9 million. These high quality communities had an average age of two years and average rents of $820 per month. They averaged 93% occupancy at closing. During the year the Company made its first investments in Houston and eventually added 1,457 units in that city at a cost of $86 million. The following is a listing of communities acquired in 1997 (dollars in thousands):

                                                                                    Date
Community                                 Location                         Units    Built      Cost
---------                                 --------                         -----    -----    --------
Trails at Briar Forest..................  Houston, Texas                     476    1990     $ 22,150
La Tour Fontaine........................  Houston, Texas                     162    1994       15,250
Parc Royale.............................  Houston, Texas                     171    1994       12,750
Richmond Townhomes......................  Houston, Texas                     188    1995       12,700
Palms at South Shore....................  Houston, Texas                     240    1990       12,210
Ranchstone..............................  Houston, Texas                     220    1996       11,250
Wimberly................................  Dallas/Ft. Worth, Texas            372    1996       26,500
Coventry at City View...................  Dallas/Ft. Worth, Texas            360    1996       22,140
Riverhill...............................  Dallas/Ft. Worth, Texas            334    1996       22,000
Hidden Lakes............................  Dallas/Ft. Worth, Texas            312    1997       20,000
The Point...............................  Charlotte, North Carolina          340    1996       21,300
The Oaks................................  Charlotte, North Carolina          318    1996       20,250
Chatelaine Park.........................  Atlanta, Georgia                   303    1996       23,413
Polos East..............................  Orlando, Florida                   308    1991       16,000
                                                                           -----             --------
                                                                           4,104             $257,913

     Development. In 1997, the Company completed the construction of Adams Farm II, a 200 unit expansion in Greensboro, continued construction on its development communities in Atlanta and Savannah, and started construction on four other communities in Atlanta, Richmond and Greensboro. For the year, construction expenditures for these seven communities totaled $57.1 million, and 936 units at a total cost of $67.1 million were completed and placed in service. This included all 200 units at Madison at Adams Farm in Greensboro, 452 units at Madison at River Sound in Atlanta, and 284 units at Hammocks at Long Point in Savannah. The Company expects to deliver the following units in 1998 (dollars in thousands):

                                                                             Expected         Cost of
                                                               Units       Delivery in       Delivered
Community                       Location                      Planned          1998            Units
---------                       --------                      -------    ----------------    ---------
Hammocks at Long Point........  Savannah, Georgia                308             24          $  1,914
Carriage Homes at Wyndham.....  Richmond, Virginia               264            264            26,071
Madison at Bridford Lake......  Greensboro, North Carolina       320            320            24,791
Madison at Satellite Place....  Atlanta, Georgia                 424            308            25,715
Cherry Creek III..............  Nashville, Tennessee             220            160            12,186
Spring Oak....................  Richmond, Virginia               506            132            10,467
                                                               -----          -----          --------
                                                               2,042          1,208          $101,144

     Sale of Non-Conforming Assets. In April, 1997, the Company sold Saw Mill Village in Columbus, Ohio for $19.6 million, recognizing a gain of $0.5 million. Saw Mill Village was acquired in 1994 as part of a twelve property portfolio transaction but did not conform to Merry Land's strategy of building a Southern apartment franchise. The Company also disposed of several small commercial and residential properties located in Augusta which were acquired early in the 1980s. The cost of these assets was $3.4 million, and a net loss of $0.4 million was recognized on the sales.

     Financing Activity. On July 28, 1997, the Company completed a public offering of $50.0 million of senior unsecured notes to yield 6.941% to maturity. The notes bear an interest rate of 6.90%, with interest payable semi-annually in February and August, and with principal due August 1, 2007.

     On October 30, 1997, the Company completed a public offering of $50.0 million of senior unsecured notes to yield 6.69% to maturity. The notes bear an interest rate of 6.69%, with interest payable semi-annually in May and November, and with principal due October 30, 2006.

     The notes issued in 1997 are rated BBB+ by Standard & Poor's Corporation and Duff & Phelps Credit Rating Co. and Baa2 by Moody's Investors Services, Inc. and rank equally with the Company's other unsecured and unsubordinated indebtedness.

     On September 16, 1997, the Company obtained a $200.0 million syndicated revolving credit facility from a group of banks. Borrowings under the line bear interest at 0.60% above the thirty day London Interbank Offered Rates. The credit facility also includes a $100.0 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate. The facility is for a three year term followed by a two year amortization for a total term of five years with an annual renewal option.

RECENT DEVELOPMENTS

     Acquisition of Communities from Trammell Crow Residential. On February 23, 1998 Merry Land entered into a definitive agreement to acquire 13 Florida apartment communities containing 3,994 units (the "Trammell Crow Residential Portfolio") from Trammell Crow Residential, a national apartment development and management company, and its affiliates. The acquisition is expected to close late in the first quarter of 1998. The sellers will receive consideration of approximately $248.0 million, including partnership units in Merry Land's newly created subsidiary DownREIT partnership, cash and the assumption of debt.

     The communities to be acquired include eleven stabilized properties, one in lease up and one under construction. Four communities are located in Orlando, four in Tampa, three in Jacksonville and one each in Sarasota and Daytona. This high quality portfolio averages seven years of age, 941 square feet per unit and $717 monthly rent, and was 94% occupied as of December 31, 1997. These characteristics are very similar to those of Merry Land's existing Florida holdings. These communities have approximately 100 on-site employees. Merry Land expects to employ substantially all of the staff at the communities and a number of additional management personnel from Trammell Crow Residential.

     The following is a detailed listing of the communities to be acquired:

                                                                                          12/31/97
                                                          Year            Sq. ft.    ------------------
Community                                    Location     Built   Units   per Unit   Avg. Rent   Occup.
---------                                  -------------  -----   -----   --------   ---------   ------
Wood Forest..............................  Daytona Beach  1985      144      822       $ 568       93%
Oaks at Baymeadows.......................  Jacksonville   1985      248      995         637       88
Oaks at Regency..........................  Jacksonville   1985      159      844         562       86
Oaks at Orange Park......................  Jacksonville   1986      280      845         603       92
Vinings at Lake Buena Vista..............  Orlando        1988      400      927         696       97
Chicasaw Crossing........................  Orlando        1986      292      850         613       95
Vinings Club at Metrowest................  Orlando        1997      411    1,182       1,005       (1)
Vinings at Lenox Place...................  Orlando        1998      456    1,011         851       (2)
Beneva Place.............................  Sarasota       1986      192      882         683       96
Vinings Club at Boot Ranch...............  Tampa          1996      432      956         773       94
Vinings at Carrollwood Place.............  Tampa          1995      432      970         738       93
Forest Place.............................  Tampa          1985      244      813         577       97
Horizon Place............................  Tampa          1985      304      841         605       97
                                                          ----    -----    -----       -----       --
          Weighted Average or Total......                 1990    3,994      941       $ 717      94%

---------------

(1) Under lease-up at December 31, 1997.
(2) Under construction at December 31, 1997.

     The Company believes that this transaction will be a significant step in its strategy to become recognized by renters throughout the South as the region's leading provider of high-quality apartment homes. With this transaction, Merry Land will assume a major position in the Florida luxury apartment market with 14,256 high quality units in that state and with particularly strong concentrations in Orlando, Tampa and Jacksonville. The Company expects this transaction will help it to further capitalize on its significant marketing advantages and operating efficiencies in the state. Merry Land has substantial infrastructure in place in Florida and expects to quickly integrate the new communities into its Orlando based Florida Management Area.

     The acquisition will bring Merry Land's investment in Florida apartments to $746 million, an increase of 50%, and will represent a 17% increase in the Company's total investment in apartments based on total cost. Following the transaction, Merry Land's Florida communities will represent about 43% of the Company's total apartments at cost. The following table includes Merry Land's apartment holdings at December 31, 1997 and the Trammell Crow Residential
Portfolio:

                                                                                                 % of
                                                    TCR    Merry Land   Total    Investment   Investment
City                                               Units     Units      Units     at Cost      at Cost
----                                               -----   ----------   ------   ----------   ----------
                                                                                 (millions)
Orlando..........................................  1,559      2,404      3,963    $  235.0       13.5%
Tampa............................................  1,412      1,449      2,861       164.2        9.4
Jacksonville.....................................    687      2,550      3,237       140.0        8.0
Ft. Lauderdale...................................     --      1,144      1,144        72.5        4.2
Ft. Myers........................................     --      1,268      1,268        59.2        3.4
Other Florida....................................    336      1,447      1,783        75.3        4.3
                                                   -----     ------     ------    --------      -----
          Total Florida..........................  3,994     10,262     14,256       746.2       42.8
Dallas/Ft. Worth.................................     --      3,208      3,208       209.3       12.0
Atlanta..........................................     --      4,235      4,235       208.6       12.0
Charlotte........................................     --      2,459      2,459       113.6        6.5
Houston..........................................     --      1,457      1,457        87.4        5.0
Austin...........................................     --      1,249      1,249        80.4        4.6
Other Markets....................................     --      6,656      6,656       298.6       17.1
                                                   -----     ------     ------    --------      -----
          Total Portfolio........................  3,994     29,526     33,520    $1,744.1      100.0%

     To fund the acquisition Merry Land will assume $113.5 million of debt, including $96.7 million of tax exempt debt bearing interest at an average rate of approximately 5.0%. Merry Land also has formed a subsidiary DownREIT partnership which will issue operating partnership units with an aggregate value of approximately $20.0 million to the sellers. The units will be redeemable for cash or, at the Company's option shares of Merry Land common stock on a one for one basis, beginning one year after closing. The Company will file a registration statement allowing the units exchanged for common stock to be publicly traded. The balance of the purchase price of approximately $115.0 million will be paid in cash. The definitive agreement with Trammell Crow Residential contains customary conditions of sale and there can be no assurance the transaction will close.

     Sale of Preferred Stock. In an offering completed on February 13, 1998, the Company issued 4.0 million shares of Series E Cumulative Redeemable Preferred Stock at $25.00 per share for net proceeds of $96.7 million. This issue bears a dividend rate of 7.625%. The Company used the net proceeds to pay down its line of credit and to provide funds to acquire and develop additional apartment communities. The Series E Preferred Stock is rated BBB by Standard & Poor's Corporation and Duff & Phelps Credit Rating Co. and Baa3 by Moody's Investors Services, Inc. and ranks equally with the Company's other series of preferred stock.

ORGANIZATION

     Merry Land is an operating company which maintains a centralized and functionally organized management structure, conducting all its corporate level activities (including accounting, finance, general property management and acquisitions and development) from its offices in Augusta. The Company does not provide any services to third parties.

     The Company manages its properties under the trade name "Merry Land Apartment Communities" and in 1998 has begun to identify each of its communities with the trade name "Merritt" followed by the community's specific name in order to further establish brand identity.

     Each apartment community functions as an individual business unit according to well developed policies and procedures. Each community is operated by an onsite Property Manager and staff who are extensively trained by the Company in sales, management, accounting, maintenance and other disciplines. Property Managers report to 14 Regional Property Managers who report to four Area Property Managers. Regional Property Managers are located in Raleigh, Charlotte
(2), Atlanta (2), Charleston, Jacksonville, Orlando, Tampa, Ft. Lauderdale, Dallas (2), Houston and Austin. Area Property Managers are located in Charlotte, Atlanta, Orlando, and Dallas and are supported by training, marketing and maintenance specialists.

     At December 31, 1997, the Company had a total of 905 employees. Of this number 820 work at its apartment communities, 48 are employed in accounting, administrative and general management, 25 in corporate level property management and 12 in acquisitions and development. A significant portion of the compensation of on site personnel is tied to achievement of community cash flow targets. All employees have the opportunity to become shareholders through the Company's Employee Stock Ownership Plan. Management level personnel participate in the Company's stock option and stock purchase plans, further aligning their interests with those of the Company's shareholders.

MARKETS

     The Company believes that a generally favorable long term relationship between aggregate supply and demand exists for apartment rentals in its Southern markets. The Company's nine state market area has experienced growth in households, a key determinant of apartment demand, in excess of national averages during the 1980s and 1990s. Demographic data for the Company's markets indicate that from 1990 to 1997 total households in these markets increased 13.0% versus an increase of 7.4% nationally. Data also indicates that in the next five years, total households in these markets will increase 8.4% versus an increase of 4.5% nationally.

     Apartment starts in the nine states which the Company considers to be its current market area have risen in recent years from 50,000 in 1992 to 124,000 in 1996. In 1997, this increased supply led to softness in certain markets, but the Company believes supply and demand, in the South as a whole, are in equilibrium. The Company's overall occupancy at communities it held for all of 1996 and 1997 averaged 94.8% for 1997 versus 93.7% for 1996.

HISTORY

     Merry Land conducted its initial public stock offering in 1981 after having been spun off earlier that year from Merry Companies, Inc., one of the Nation's largest brick manufacturers, in connection with the latter's acquisition by an Australian company. Merry Land had been incorporated in 1966 and had remained a passive asset holding subsidiary of Merry Companies, Inc. until the 1981 spin-off, when active operations began. At that time, the Company's major asset was 4,700 acres of clay land, most of which it still owns and from which it continues to receive clay and sand royalties. The Company bought its first apartments in 1982 and has been actively involved in the acquisition and management of apartments since that date. The Company is a Georgia corporation. It has its principal office at 624 Ellis Street, Augusta, Georgia 30901 and its telephone number is (706) 722-6756.

FORWARD LOOKING STATEMENTS

     This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, acquisitions, occupancy rates, capital requirements, sources of funds, expense levels, operating performance and other matters. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, environmental concerns, and interest rates, any of which may cause actual results to differ from the Company's current expectations.

PART I

Item 2 -- Properties

APARTMENTS

     Communities. The Company owns high quality apartment communities, substantially all of which command rental rates in the upper range of their markets. They are generally newer "garden apartments", in wood frame two- and three-story buildings without elevators, with individually metered electric and gas service and individual heating and cooling systems. In 1997, the Company acquired two "mid-rise" communities containing 333 units located in urban areas of Houston, Texas. The Company's apartments are 48% one bedroom units, 46% two bedroom units and 6% three bedroom units. The units average 909 square feet in area, seven years of age, and are well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, club rooms, exercise facilities and hot tubs. Some of the Company's communities also offer racquetball courts, saunas, alarm systems and other features, including enclosed garages.

     Residents. Residents at the Company's apartments typically earn middle and upper middle levels of incomes. They include young professionals, white collar workers, medical personnel, teachers, members of the military, single parents, single adults and young families. These residents are generally "renters by choice" -- who have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. The Company believes that demand for its apartments is primarily dependent on the general economic strength of each market's economy and its level of job creation and household formation, and to a lesser extent to prevailing interest rate levels for home mortgage loans. There is a steady turnover of leases at the Company's communities, allowing rents to be adjusted upward as demand allows. Leases are generally for terms of from six to twelve months. About two-thirds of the Company's units turn over each year, a rate the Company believes is typical for higher end apartment communities.

     Markets. Merry Land's apartment communities are located in 27 metropolitan areas, each with a population in excess of 250,000 and, as of December 31, 1997, none containing more than 14% of the Company's portfolio. The Company believes that this diversification reduces the volatility of its aggregate rental occupancy and rental income. The Company also believes that specializing in high-end Southern apartment communities will allow it to establish a recognized franchise in its market area and will allow it to achieve economies in marketing and operating its communities.

     The following table describes the Company's apartment communities at December 31, 1997.

                                                                                                       Average      Average
                                                     Date       Date                   Cost(1)          Cost       Unit Size
              Name                    Location       Built    Acquired    Units    (In Thousands)    Per Unit(1)   (Sq. Ft.)
              ----                    --------      -------   --------   -------   ---------------   -----------   ---------
ALABAMA
Shoal Run........................  Birmingham          1986      1996        276     $   11,528        $41,766         903
FLORIDA
Indigo Plantation................  Daytona             1989      1994        304         11,615         38,208         882
Waterford Village................  Delray Beach        1989      1994        236         13,708         58,083         910
Country Club Place...............  Ft. Lauderdale      1987      1996        152          9,120         59,998       1,100
                                   Ft.
Madison at Coral Square..........  Lauderdale.....     1989      1995        384         26,479         68,957       1,192
Mariner Club.....................  Ft. Lauderdale      1988      1996        304         18,483         60,798         931
Welleby Lake Club................  Ft. Lauderdale      1991      1993        304         18,433         60,634       1,061
                                                                         -------     ----------        -------       -----
                                                                           1,144         72,515         63,387       1,076
Beach Club.......................  Ft. Myers           1990      1995        320         12,421         38,817         872
Colony Place.....................  Ft. Myers           1991      1993        300         18,469         61,565       1,136
Polos............................  Ft. Myers           1991      1993        328         15,413         46,990         955
Viridian Lake....................  Ft. Myers           1991      1992        320         12,889         40,277         863
                                                                         -------     ----------        -------       -----
                                                                           1,268         59,192         46,681         953
Bermuda Cove.....................  Jacksonville        1989      1994        350         15,976         45,644         912
Claire Point.....................  Jacksonville        1986      1993        256         13,839         54,059       1,010
Deerbrook........................  Jacksonville        1983      1993        144          7,142         49,595       1,293
Princeton Square.................  Jacksonville        1984      1992        288          8,561         29,724         738
Royal Oaks.......................  Jacksonville        1991      1993        284         12,406         43,682         816
Spicewood Springs................  Jacksonville        1986      1992        512         16,946         33,097         759
Timberwalk.......................  Jacksonville        1987      1993        284         12,836         45,196         851
Waterford........................  Jacksonville        1988      1993        432         19,380         44,861       1,066
                                                                         -------     ----------        -------       -----
                                                                           2,550        107,086         41,995         902
Cypress Cove.....................  Melbourne           1990      1993        326         16,246         49,833       1,027
Lakeridge at Moors...............  Miami               1991      1993        175         12,109         69,194         970
Auvers Village...................  Orlando             1991      1993        480         22,890         47,688       1,021
Bishop Park......................  Orlando             1991      1993        324         17,126         52,859         903
Conway Station...................  Orlando             1987      1993        242         11,417         47,176         787
Copper Terrace...................  Orlando             1989      1992        300         12,182         40,608         902
Lexington Park...................  Orlando             1988      1993        252         11,380         45,159         799
Mission Bay......................  Orlando             1991      1993        304         17,343         57,050       1,087
Polos East.......................  Orlando             1991      1997        308         16,491         53,543         877
Valencia Plantation..............  Orlando             1990      1996        194         10,197         52,564         899
                                                                         -------     ----------        -------       -----
                                                                           2,404        119,026         49,512         930
Augustine Club...................  Tallahassee         1988      1993        222          8,468         38,144         900
Plantations at Killearn..........  Tallahassee         1990      1996        184          7,685         41,767         849
                                                                         -------     ----------        -------       -----
                                                                             406         16,153         39,786         877
Audubon Village..................  Tampa               1990      1993        447         20,374         45,580         849
Essex Place......................  Tampa               1989      1996        148          5,358         36,204         834
Falls............................  Tampa               1985      1993        240          8,590         35,794         655
Lofton Place.....................  Tampa               1988      1993        280         15,180         54,215         953
Promenade........................  Tampa               1994      1994        334         21,081         63,117         978
                                                                         -------     ----------        -------       -----
                                                                           1,449         70,583         48,712         865

                                    Average December Rent(2)       Average
                                   ---------------------------    Occupancy
                                    Per Month     Per Sq. Ft.        (3)
                                   -----------   -------------   -----------
              Name                 1996   1997   1996    1997    1996   1997
              ----                 ----   ----   -----   -----   ----   ----
ALABAMA
Shoal Run........................  $582   $571   $0.64   $0.63    85%    92%
FLORIDA
Indigo Plantation................   573    586    0.65    0.66    88     95
Waterford Village................   756    809    0.83    0.89    92     98
Country Club Place...............   838    849    0.76    0.77    94     95

Madison at Coral Square..........   864    883    0.72    0.74    88     93
Mariner Club.....................   875    836    0.94    0.90    92     93
Welleby Lake Club................   798    790    0.75    0.74    91     94
                                   ----   ----   -----   -----   ---    ---
                                    846    841    0.79    0.78    91     94
Beach Club.......................   600    617    0.69    0.71    92     96
Colony Place.....................   753    748    0.66    0.66    95     97
Polos............................   650    673    0.68    0.70    94     96
Viridian Lake....................   647    663    0.75    0.77    92     96
                                   ----   ----   -----   -----   ---    ---
                                    661    674    0.70    0.71    93     96
Bermuda Cove.....................   668    683    0.73    0.75    96     96
Claire Point.....................   693    850    0.69    0.84    97     95
Deerbrook........................   739    750    0.57    0.58    94     94
Princeton Square.................   520    542    0.70    0.73    95     94
Royal Oaks.......................   613    617    0.75    0.76    96     94
Spicewood Springs................   527    547    0.69    0.72    95     94
Timberwalk.......................   592    624    0.70    0.73    98     97
Waterford........................   671    682    0.63    0.64    95     95
                                   ----   ----   -----   -----   ---    ---
                                    615    646    0.69    0.72    96     95
Cypress Cove.....................   678    683    0.66    0.67    91     97
Lakeridge at Moors...............   844    850    0.87    0.88    95     97
Auvers Village...................   675    713    0.66    0.70    97     97
Bishop Park......................   637    659    0.71    0.73    94     96
Conway Station...................   594    622    0.75    0.79    97     98
Copper Terrace...................   665    687    0.74    0.76    94     96
Lexington Park...................   601    613    0.75    0.77    89     94
Mission Bay......................   763    776    0.70    0.71    91     96
Polos East.......................    (4)   694      (4)   0.79    (4)    94
Valencia Plantation..............   684    711    0.76    0.79    96     97
                                   ----   ----   -----   -----   ---    ---
                                    663    688    0.72    0.75    94     96
Augustine Club...................   633    626    0.70    0.70    86     93
Plantations at Killearn..........   628    623    0.74    0.73    94     93
                                   ----   ----   -----   -----   ---    ---
                                    631    625    0.72    0.71    90     93
Audubon Village..................   632    655    0.74    0.77    95     98
Essex Place......................   626    658    0.75    0.79    97     99
Falls............................   519    521    0.79    0.80    94     96
Lofton Place.....................   668    689    0.70    0.72    94     98
Promenade........................   764    786    0.78    0.80    95     99
                                   ----   ----   -----   -----   ---    ---
                                    650    670    0.75    0.77    95     98


                                                                                                     Average      Average
                                                   Date       Date                   Cost(1)          Cost       Unit Size
             Name                   Location       Built    Acquired    Units    (In Thousands)    Per Unit(1)   (Sq. Ft.)
             ----                   --------      -------   --------   -------   ---------------   -----------   ---------
GEORGIA
Belmont Crossing...............  Atlanta             1988      1993        316     $   13,535        $42,834       1,023
Belmont Landing................  Atlanta             1988      1993        424         16,734         39,468         911
Champion's Park................  Atlanta             1987      1994        252         11,861         47,069         806
Chatelaine Park................  Atlanta             1995      1997        303         23,709         78,247       1,105
Gwinnett Crossing..............  Atlanta          1990/89   1992/95        574         20,905         36,420         874
Harvest Grove..................  Atlanta             1986      1992        376         11,580         30,799         927
Lexington Glen.................  Atlanta             1990      1993        480         31,810         66,271       1,095
Madison at River Sound.........  Atlanta             1996      1996        586         41,984         71.645         834
Shadowlake.....................  Atlanta             1989      1994        228          9.987         43,803       1,018
Sweetwater Glen................  Atlanta             1986      1992        200          6,440         32,202         802
Willow Trail...................  Atlanta             1985      1993        224          7,915         35,335         860
Windridge......................  Atlanta             1982      1994        272         12,185         44,798         845
                                                                       -------     ----------        -------       -----
                                                                         4,235        208,645         49,267         927
Downtown.......................  Augusta               (5)       (5)        75          3,454         46,055         974
Woodcrest......................  Augusta             1982      1982        248          8,699         35,077         875
Woodknoll......................  Augusta             1975      1982         52          1,554         35,077         900
Other..........................  Augusta             1984      1984          1             72         72,131       1,300
                                                                       -------     ----------        -------       -----
                                                                           376         13,779         36,593         856
Greentree......................  Savannah            1983      1986        194          7,392         38,102         852
Hammocks at Long Point.........  Savannah            1997      1997        284         21,385         75,300       1,049
Huntington.....................  Savannah            1986      1992        147          5,335         36,291         812
Magnolia Villa.................  Savannah            1986      1986        144          5,709         39,648       1,119
Marsh Cove.....................  Savannah            1983      1986        188          8,104         43,105       1,053
West Wind Landing..............  Savannah            1985      1993        192          7,262         37,822       1,124
                                                                       -------     ----------        -------       -----
                                                                         1,149         55,187         48,030         994
MARYLAND
Clarys Crossing................  Baltimore           1984      1994        198         12,138         61,031         938
NORTH CAROLINA
Berkshire Place................  Charlotte           1982      1990        240          9,024         37,599         882
English Hills..................  Charlotte           1984      1994        280         10,541         37,648         688
Hunt Club......................  Charlotte           1990      1992        300         10,901         36,335         891
Kimmerly Glen..................  Charlotte           1986      1995        260          9,638         37,070         750
Lake Point.....................  Charlotte           1984      1989        296         10,739         36,280         918
The Oaks.......................  Charlotte           1996      1997        318         20,413         64,192         883
The Point......................  Charlotte           1996      1997        340         21,529         63,319         884
Regency........................  Charlotte           1986      1996        178         11,461         64,388         925
Steeplechase...................  Charlotte           1986      1994        247          9,304         37,668         724
                                                                       -------     ----------        -------       -----
                                                                         2,459        113,550         46,177         823
Adams Farm.....................  Greensboro          1987      1994        500         28,546         57,092       1,005
Chatham Wood...................  High Point          1986      1990        208          7,426         35,702         811
Duraleigh Woods................  Raleigh             1987      1994        362         18,553         51,251         784
Misty Woods....................  Raleigh             1984      1991        360         11,615         32,264         766
Sailboat Bay...................  Raleigh             1986      1993        192          6,391         33,286         641
Sommerset Place................  Raleigh             1983      1990        144          5,601         38,894         780
Timber Hollow..................  Chapel Hill         1986      1991        198          6,649         33,582         735
                                                                       -------     ----------        -------       -----
                                                                         1,256         48,809         38,861         751
SOUTH CAROLINA
Quarterdeck....................  Charleston          1986      1989        230          9,681         42,093         810
Summit Place...................  Charleston          1985      1985        226          8,346         36,929         892
Waters Edge....................  Charleston          1985      1988        200          7,939         39,693         911
Windsor Place..................  Charleston          1984      1989        224          8,192         36,570         953
                                                                       -------     ----------        -------       -----
                                                                           880         34,158         38,816         890
Hollows........................  Columbia            1987      1991        212          6,540         30,847         762
Haywood Pointe.................  Greenville          1985      1991        216          7,070         32,732         848

                                   Average December Rent(2)        Average
                                 -----------------------------    Occupancy
                                   Per Month      Per Sq. Ft.        (3)
                                 -------------   -------------   -----------
             Name                1996    1997    1996    1997    1996   1997
             ----                ----   ------   -----   -----   ----   ----
GEORGIA
Belmont Crossing...............  $643     $668   $0.63   $0.65    96%    95%
Belmont Landing................   611      646    0.67    0.71    97     94
Champion's Park................   644      682    0.80    0.85    97     96
Chatelaine Park................    (4)     866      (4)   0.78    (4)    92
Gwinnett Crossing..............   623      639    0.71    0.73    96     94
Harvest Grove..................   593      605    0.64    0.65    95     94
Lexington Glen.................   853      866    0.78    0.79    93     94
Madison at River Sound.........   793      855    0.95    1.03    63     63
Shadowlake.....................   652      658    0.64    0.65    96     94
Sweetwater Glen................   579      616    0.72    0.77    97     96
Willow Trail...................   587      603    0.68    0.70    97     95
Windridge......................   629      644    0.74    0.76    95     91
                                 ----   ------   -----   -----   ---    ---
                                  657      712    0.71    0.77    96     91
Downtown.......................   478      487    0.49    0.50    86     91
Woodcrest......................   519      525    0.59    0.60    75     78
Woodknoll......................   477      492    0.53    0.55    95     96
Other..........................   675      675    0.52    0.52   100    100
                                 ----   ------   -----   -----   ---    ---
                                  447      513    0.52    0.57    76     83
Greentree......................   569      594    0.67    0.70    95     92
Hammocks at Long Point.........    (4)     776      (4)   0.74    (4)    77
Huntington.....................   606      616    0.75    0.76    97     77
Magnolia Villa.................   603      621    0.54    0.55    96     94
Marsh Cove.....................   644      658    0.61    0.62    96     90
West Wind Landing..............   660      684    0.59    0.61    99     96
                                 ----   ------   -----   -----   ---    ---
                                  617      671    0.63    0.67    96     98
MARYLAND
Clarys Crossing................   805      842    0.86    0.90    95     95
NORTH CAROLINA
Berkshire Place................   615      630    0.70    0.71    95     96
English Hills..................   559      556    0.81    0.81    93     95
Hunt Club......................   665      672    0.75    0.75    95     95
Kimmerly Glen..................   549      567    0.73    0.76    94     95
Lake Point.....................   597      607    0.65    0.66    94     91
The Oaks.......................    (4)     756      (4)   0.86    (4)    93
The Point......................    (4)     743      (4)   0.84    (4)    95
Regency........................   771      751    0.92    0.81    94     91
Steeplechase...................   558      565    0.77    0.78    96     95
                                 ----   ------   -----   -----   ---    ---
                                  610      651    0.75    0.78    94     95
Adams Farm.....................   690      727    0.69    0.72    93     80
Chatham Wood...................   531      557    0.65    0.69    97     95
Duraleigh Woods................   644      658    0.82    0.84    93     92
Misty Woods....................   587      611    0.77    0.80    97     95
Sailboat Bay...................   547      568    0.85    0.89    95     95
Sommerset Place................   626      640    0.80    0.82    96     97
Timber Hollow..................   653      676    0.89    0.92    96     98
                                 ----   ------   -----   -----   ---    ---
                                  605      632    0.81    0.84    95     95
SOUTH CAROLINA
Quarterdeck....................   589      616    0.73    0.76   100     99
Summit Place...................   460      480    0.52    0.54    87     93
Waters Edge....................   547      570    0.60    0.63    93     97
Windsor Place..................   540      551    0.57    0.58    88     98
                                 ----   ------   -----   -----   ---    ---
                                  534      554    0.60    0.62    92     97
Hollows........................   516      528    0.68    0.69    95     94
Haywood Pointe.................   560      565    0.66    0.67    98     94


                                                                                                     Average      Average
                                                   Date       Date                   Cost(1)          Cost       Unit Size
             Name                   Location       Built    Acquired    Units    (In Thousands)    Per Unit(1)   (Sq. Ft.)
             ----                   --------      -------   --------   -------   ---------------   -----------   ---------
TENNESSEE
The Landings...................  Memphis             1986      1994        292     $   11,831        $40,517         786
Cherry Creek...................  Nashville        1996/86      1994        407         24,247         59,575         902
Waterford Place................  Nashville           1994      1996        180         11,254         62,524       1,027
                                                                       -------     ----------        -------       -----
                                                                           587         35,501         60,479         940
TEXAS
Estate at Quarry Lake..........  Austin              1995      1996        302         18,286         60,509         894
Madison at the Arboretum.......  Austin              1995      1996        161         10,467         65,015         937
Madison at Stone Creek.........  Austin              1995      1995        390         23,905         61,294         862
Sedona Springs.................  Austin              1995      1996        396         27,714         69,985         950
                                                                       -------     ----------        -------       -----
                                                                         1,249         80,372         64,439         907
Madison at Cedar Springs.......  Dallas              1995      1995        380         24,423         64,271         898
Madison at Chase Oaks..........  Dallas              1995      1995        470         29,608         62,995         895
Madison on Melrose.............  Dallas              1995      1995        200         14,086         70,430         947
Madison on the Parkway.........  Dallas              1995      1995        376         24,981         66,439         904
Madison at Round Grove.........  Dallas              1995      1995        404         25,213         62,407         933
Riverhill......................  Dallas              1996      1997        334         21,877         65,501         890
Coventry at Cityview...........  Ft. Worth           1996      1997        360         22,278         61,882         978
Hidden Lakes...................  Ft. Worth           1996      1997        312         20,141         64,553         928
Wimberly.......................  Ft. Worth           1996      1997        372         26,689         71,746         921
                                                                       -------     ----------        -------       -----
                                                                         3,208        209,296         65,242         919
La Tour Fontaine...............  Houston             1994      1997        162         15,415         95,156       1,029
Palms of South Shore...........  Houston             1990      1997        240         12,310         51,293         795
Parc Royale....................  Houston             1994      1997        171         12,891         75,383         976
Ranchstone.....................  Houston             1996      1997        220         11,353         51,604         878
Richmond Townhomes.............  Houston             1995      1997        188         12,963         68,952         978
Trails at Briar Forest.........  Houston             1990      1997        476         22,485         47,238         897
                                                                       -------     ----------        -------       -----
                                                                         1,457         87,417         59,998         912
VIRGINIA
Champions Club.................  Richmond            1988      1994        212         10,486         49,463         776
Hickory Creek..................  Richmond            1984      1994        294         15,597         53,055         851
                                                                       -------     ----------        -------       -----
                                                                           506         26,083         51,549         820
      TOTALS...................                                         29,526     $1,496,109        $50,671         909

                                   Average December Rent(2)        Average
                                 -----------------------------    Occupancy
                                   Per Month      Per Sq. Ft.        (3)
                                 -------------   -------------   -----------
             Name                1996    1997    1996    1997    1996   1997
             ----                ----   ------   -----   -----   ----   ----
TENNESSEE
The Landings...................  $570     $595   $0.73   $0.76    94%    93%
Cherry Creek...................   716      757    0.79    0.84    91     97
Waterford Place................   758      789    0.74    0.77    96     95
                                 ----   ------   -----   -----   ---    ---
                                  729      767    0.78    0.82    93     95
TEXAS
Estate at Quarry Lake..........   852      877    0.95    0.98    85     96
Madison at the Arboretum.......   840      833    0.90    0.89    95     97
Madison at Stone Creek.........   789      773    0.92    0.90    89     95
Sedona Springs.................   888      918    0.93    0.97    88     95
                                 ----   ------   -----   -----   ---    ---
                                  842      852    0.93    0.94    88     95
Madison at Cedar Springs.......   870      911    0.97    1.01    97     98
Madison at Chase Oaks..........   816      814    0.91    0.91    91     93
Madison on Melrose.............   908      915    0.96    0.97    88     93
Madison on the Parkway.........   851      866    0.94    0.96    85     91
Madison at Round Grove.........   790      819    0.85    0.88    91     92
Riverhill......................    (4)     831      (4)   0.93    (4)    84
Coventry at Cityview...........    (4)     856      (4)   0.88    (4)    92
Hidden Lakes...................    (4)     831      (4)   0.90    (4)    85
Wimberly.......................    (4)     888      (4)   0.96    (4)    91
                                 ----   ------   -----   -----   ---    ---
                                  839      855    0.92    0.93    91     92
La Tour Fontaine...............    (4)   1,171      (4)   1.14    (4)    93
Palms of South Shore...........    (4)     752      (4)   0.95    (4)    97
Parc Royale....................    (4)   1,019      (4)   1.04    (4)    94
Ranchstone.....................    (4)     771      (4)   0.88    (4)    95
Richmond Townhomes.............    (4)     889      (4)   0.91    (4)    96
Trails at Briar Forest.........    (4)     712      (4)   0.79    (4)    95
                                 ----   ------   -----   -----   ---    ---
                                   (4)     837      (4)   0.92    (4)    96
VIRGINIA
Champions Club.................   656      685    0.85    0.88    93     96
Hickory Creek..................   664      701    0.78    0.82    95     97
                                 ----   ------   -----   -----   ---    ---
                                  661      694    0.81    0.85    94     96
      TOTALS...................  $670     $709   $0.74   $0.78    93%    94%

---------------

(1) Represents the total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
(2) Represents the weighted average of rent charged for occupied units and rent asked for unoccupied units at month end.
(3) Represents average physical occupancy at each month end for the period held.
(4) Properties not owned during period indicated.
(5) These units consist of three locations, built and acquired at various times.
(6) 1996 amounts represent the 134 units delivered by December 31,1996.
(7) 1996 amounts represent the initial 300 units owned.

DEVELOPMENT COMMUNITIES

     At December 31, 1997, the Company had six communities under construction which will contain 2,408 units (of which 870 units have been delivered) and one community with 220 units under development. These communities will be completed at an expected total cost of $203.3 million. In addition, the Company owns land for 1,240 additional units to be built in subsequent phases of development communities in Greensboro, Nashville and Savannah. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.

     The Company has engaged experienced apartment developers to provide development and construction management services to the Company on a project by project basis. These developers are not partners of the Company and have no interest in the real estate or improvements which are owned in fee simple by Merry Land. The developers' fees are computed as a share of the value of the completed projects, based on agreed upon formulas, less actual costs. Merry Land's employees supervise development activities with the assistance of architects and engineers as required. The Company owns all land and improvements, directly contracts for construction and bears essentially all risks of project development. While the Company has added several individuals to its acquisition and development department as a result of this program, it does not intend to establish a large, specialized development organization. The Company believes that this system of constructing new communities allows it the flexibility to simultaneously develop communities in multiple markets and to expand, reduce or terminate such activities as conditions warrant. Merry Land will manage these new communities during and after construction.

     The following table summarizes the Company's current developments and recently completed communities as of December 31, 1997. Estimated costs consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

                                                                                       Cost of
                                                                                        Units
                                                        Total      Total      Units    Placed
                                                      Estimated     Cost       in        in      Units    Estimated
Location                      Community       Units     Cost      to Date    Service   Service   Leased   Completion
--------                 -------------------  -----   ---------   --------   -------   -------   ------   ----------
Completed
Greensboro.............  Adams Farm(1)          200   $ 13,100    $ 13,062     200     $13,062    167       3Q1997
Under Construction
Atlanta................  River Sound            586   $ 42,000    $ 41,976     586     $41,976    366       1Q1998
Savannah...............  Long Point             308     22,900      22,289     284      21,383    221       1Q1998
Richmond...............  Wyndham                264     24,500      15,764      --          --      0       4Q1998
Greensboro.............  Bridford Lake          320     24,500       7,832      --          --      0         1998
Atlanta................  Satellite Place        424     34,000       7,721      --          --      0         1999
Richmond...............  Spring Oak             506     38,800       6,073      --          --      0         1999
                                              -----   --------    --------     ---     -------    ---
                                              2,408   $186,700    $101,655     870     $63,359    587
Under Development
Nashville..............  Cherry Creek III(1)    220   $ 16,600    $  3,682                                    1999

Future Development
Savannah...............  Long Point II(1)       352               $  1,128
Nashville..............  Bell Road I and II     688                  3,908
Greensboro.............  Bridford Lake II(1)    200                  1,328
                                              -----               --------
                                              1,240               $  6,364

---------------

(1) Adjoins an existing community owned by the Company.

     Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties (dollars in thousands):

                                                                                Estimated   Estimated
Community                                                 Location      Units     Cost      Completion
---------                                               -------------   -----   ---------   ----------
Creekside Homes at Legacy.............................  Dallas, Texas    380     $31,200      2Q1998
Villages of Prairie Creek I...........................  Dallas, Texas    236      19,800      2Q1998
Villages of Prairie Creek II..........................  Dallas, Texas    200      19,500      1Q1999
                                                                         ---     -------
                                                                         816     $70,500

     The Company will acquire title to these communities upon completion of construction for an amount equal to the lesser of the budgeted cost or the seller's actual cost. The Company will pay the seller additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas.

     The Company believes that there is more risk associated with development activities than with buying operating communities. Such risks include those associated with obtaining regulatory approvals and entitlements, timely completion of construction, cost control and marketing and lease up. Any one or more of these factors could cause adverse changes in the construction budgets referred to in the table. The Company believes that the potentially higher returns on development projects merit the assumption of this additional risk. The Company's present intent is to limit the total cost of development underway at any given time to no more than 10% of its total assets.

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

     Commercial Properties. The Company also owns several small commercial properties in the Augusta area, primarily office buildings, including the Company's headquarters building, which were acquired before the Company began to focus on apartments. These properties, aggregating 182,000 square feet, have a book value of $4.0 million. The Company intends to sell these properties.

PART I

Item 3 -- Legal Proceedings

     None

Item 4 -- Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5 -- Market for the Registrant's Common Stock and Related Shareholders' Matters

COMMON STOCK

     Merry Land's Common Stock is traded on the NYSE under the symbol "MRY". The following table sets forth the reported high and low sales prices of the Common Stock on the NYSE, and the cash dividends declared per share of Common Stock.

                                                                   Common          Cash
                                                                 Stock Price     Dividends
                                                              -----------------  Declared
                                                              High      Low      per Share
                                                              ----      ---      ---------
1997
Fourth Quarter..............................................  $24   1/8 $21 1/16    $.39
Third Quarter...............................................   23        21 1/16     .39
Second Quarter..............................................   22   1/8  20  1/2    .39
First Quarter...............................................   22   5/8  20  3/8    .39
1996
Fourth Quarter..............................................  $21   3/4 $18  1/4   $.37
Third Quarter...............................................   22   1/8  20  1/8    .37
Second Quarter..............................................   22   1/4  20         .37
First Quarter...............................................   23   3/4  21  5/8    .37

     On December 31, 1997, the Company had 4,523 shareholders of record. The Company estimates that an additional 24,000 shareholders hold their shares in "street name."

     On January 19, 1998, the Board of Directors declared a dividend of $.41 per share of Common Stock to be paid on March 31, 1998 to holders of record on March 16, 1998. The projected current annual dividend rate is $1.64 per share. The $.41 quarterly dividend represents a payout of 79% of FFO available for common shares for the quarter ended December 31, 1997, a payout ratio which the Company believes is conservative relative to its REIT peers. Future dividends will be declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors.

     Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its REIT taxable income (excluding capital gains) as dividends in order to avoid taxation as a regular corporation. The Board makes decisions with respect to the distribution of capital gains on a case-by-case basis. A portion, or all, of the Company's dividends paid to its shareholders may be deemed capital gain, ordinary income or a return of capital.

     The federal income tax status of dividends paid to holders of Common Stock was as follows:

                                                              1997    1996    1995
                                                              -----   -----   -----
Ordinary income.............................................  $0.88   $1.18.. $1.34
Capital gains...............................................    .16   .11..     .06
Return of capital...........................................    .52   .19..    --
                                                              -----   -----   -----
          Total dividends paid..............................  $1.56   $1.48.. $1.40
                                                              =====   =====   =====

     The loan agreements for the Company's 6.625% Senior Notes and its $200.0 million line of credit prohibit the payment of any dividends or other distributions upon the occurrence of an event of default. The terms of the Company's credit agreements and preferred stock include other restrictions on its ability to pay dividends, including a requirement in its line of credit agreement that it not pay dividends in any year in an amount in excess of 90% of its FFO, except as necessary to maintain the Company's REIT status. The Company does not expect that these covenants will adversely affect its ability to make dividend payments.

SERIES A PREFERRED STOCK

     Merry Land's $1.75 Series A Cumulative Convertible Preferred Stock is traded on the New York Stock Exchange under the symbol "MRYpr". At December 31, 1997, $4.7 million of Series A Preferred Stock was outstanding. The following table sets forth the reported high and low sales prices of the Series A Preferred Stock on the NYSE, and the cash dividends declared per share of Series A Preferred Stock.

                                                                 Preferred
                                                                Stock Price
                                                              ----------------    Dividends
                                                               High      Low      Declared
                                                              ------    ------    ---------
1997
Fourth quarter..............................................  $31.94    $29.63     $.4375
Third quarter...............................................   30.63     28.69      .4375
Second quarter..............................................   29.38     27.38      .4375
First quarter...............................................   30.00     28.38      .4375
1996
Fourth quarter..............................................  $28.88    $25.13     $.4375
Third quarter...............................................   29.38     27.63      .4375
Second quarter..............................................   29.75     27.25      .4375
First quarter...............................................   31.75     30.00      .4375

     The federal income tax status of dividends paid to holders Series A Preferred Stock was as follows:

                                                              1997     1996     1995
                                                              -----    -----    -----
Ordinary income.............................................  $1.49    $1.61    $1.68
Capital gains...............................................   0.26      .14      .07
Return of capital...........................................     --       --       --
                                                              -----    -----    -----
Total dividends paid........................................  $1.75    $1.75    $1.75

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

SERIES B PREFERRED STOCK

     Merry Land's $2.205 Series B Cumulative Convertible Preferred Stock is not publicly traded though the Company has granted to the holders of the Series B Preferred Stock certain registration rights. At December 31, 1997, $100.0 million of Series B Preferred Stock was outstanding. The federal income tax status of dividends paid to holders of Series B Preferred Stock was as follows:

                                                             1997      1996      1995
                                                            ------    ------    ------
Ordinary income...........................................  $1.875    $2.025    $2.115
Capital gains.............................................    .330      .180      .090
Return of capital.........................................      --        --        --
                                                            ------    ------    ------
Total dividends paid......................................  $2.205    $2.205    $2.205

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

SERIES C PREFERRED STOCK

     Merry Land's $2.15 Series C Cumulative Convertible Preferred Stock is traded on the New York Stock Exchange under the symbol "MRYPrC". At December 31, 1997, $115.0 million of Series C Preferred Stock was outstanding. The following table sets forth the high and low sales prices of the Series C Preferred Stock on the NYSE, and the cash dividends declared per share of Series C Preferred
Stock:

                                                                 Preferred
                                                                Stock Price
                                                              ---------------   Dividends
                                                               High     Low     Declared
                                                              ------   ------   ---------
1997
Fourth quarter..............................................  $28.31   $26.50    $.5375
Third quarter...............................................   28.81    26.38     .5375
Second quarter..............................................   28.00    26.00     .5375
First quarter...............................................   28.75    26.00     .5375
1996
Fourth quarter..............................................  $28.88   $24.50    $.5375
Third quarter...............................................   28.63    26.25     .5375
Second quarter..............................................   28.38    25.75     .5375
First quarter...............................................   30.25    27.00     .5375

     The federal income tax status of dividends paid to holders of Series C Preferred Stock was as follows:

                                                              1997    1996    1995
                                                              -----   -----   ----
Ordinary income.............................................  $1.82   $1.97    $--
Capital gains...............................................   0.33     .18    --
Return of capital...........................................     --      --    --
                                                              -----   -----    --
Total dividends paid........................................  $2.15   $2.15    $--

     The Series C Preferred Stock is convertible into common shares at a conversion price of $22.00 per share of common stock and has an annual dividend rate of $2.15 per share payable quarterly. The dividend rate will be increased to an amount equal to at least the dividends paid on the number of shares of common stock into which the Series C Preferred Stock is convertible. The Series C Preferred Stock may not be redeemed for cash at any time, but may be redeemed by the Company for common shares after March 31, 2000, at a rate of 1.136 shares of common for each share of Series C Preferred Stock provided the common shares are trading above $22.00, subject to adjustments for certain circumstances.

SERIES D PREFERRED STOCK

     Merry Land's $4.145 Series D Cumulative Redeemable Preferred Stock is not publicly traded. At December 31, 1997, $50.0 million of Series D Preferred Stock was outstanding. The federal income tax status of dividends paid to holders of Series D Preferred Stock was as follows:

                                                               1997     1996     1995
                                                              ------   ------   ------
Ordinary income.............................................  $3.526   $0.222       --
Capital gains...............................................   0.619     .020       --
Return of capital...........................................      --       --       --
                                                              ------   ------   ------
Total dividends paid........................................  $4.145   $0.242       --

     The Series D Preferred Stock has an annual dividend rate of $4.145 per year, payable quarterly. The Series D Preferred Stock may not be redeemed until December 10, 2026.

SERIES E PREFERRED STOCK

     On February 13, 1998, the Company issued 4,000,000 shares of 7.625% Series E Cumulative Redeemable Preferred Stock, which has an annual dividend rate of $1.906, payable quarterly beginning March 31, 1998.

The Series E Preferred Stock may not be redeemed until February 13, 2003. The Series E Preferred Stock is traded on the New York Stock Exchange under the symbol "MRYPrE".

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company has adopted a Dividend Reinvestment and Stock Purchase Plan under which any holder of Common Stock or Preferred Stock may reinvest cash dividends or optional cash payments of up to $5,000 per quarter in additional shares of Common Stock purchased directly from the Company at a 5% discount. Stock purchases made with optional cash payments cannot exceed the number of shares of Common Stock and Preferred Stock owned by the shareholder. All common and preferred shareholders are eligible to join the plan including shareholders whose shares are held in the name of a nominee or broker. During 1997 the Company issued 783,907 shares under the plan at an average price of $20.81 per share providing $16.3 million in new equity capital. The Dividend Reinvestment and Stock Purchase Plan has provided new equity capital as follows (dollars in thousands):

                                                            1997      1996      1995
                                                           -------   -------   -------
Dividend Reinvestment....................................  $11,459   $ 9,128   $ 8,547
Stock Purchase Plan......................................    4,858     4,704     2,622
                                                           -------   -------   -------
                                                           $16,317   $13,832   $11,169

PART II

Item 6 -- Selected Financial Data

                            SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes thereto incorporated by reference herein. The following amounts are in thousands, except for information with respect to per share amounts and apartment units.

                                                                     Years Ended December 31,
                                                    ----------------------------------------------------------
                                                       1997         1996         1995        1994       1993
                                                    ----------   ----------   ----------   --------   --------
OPERATING DATA
Income from property operations:
  Rental and mineral royalty revenue..............  $  210,272   $  176,989   $  145,214   $103,169   $ 56,181
  Rental expenses, property taxes and insurance...      79,735       68,087       58,527     38,409     22,611
  Depreciation of real estate owned...............      42,464       34,490       26,265     17,877      9,066
                                                    ----------   ----------   ----------   --------   --------
                                                        88,073       74,412       60,422     46,883     24,504
Other income:
  Other interest and dividend income..............       2,603        5,454        6,908      2,440      2,463
  Other...........................................       5,086        6,178        4,476       (655)        10
                                                    ----------   ----------   ----------   --------   --------
                                                         7,689       11,632       11,384      1,785      2,473
Expenses:
  Interest........................................      25,900       22,527       15,646     10,394      5,640
  General and administrative......................       4,666        2,858        2,396      1,773      1,433
  Depreciation - other and amortization...........       1,149          860          670        470        180
  Other non-recurring costs.......................          --           --        1,370        200      1,308
                                                    ----------   ----------   ----------   --------   --------
                                                        31,715       26,245       20,082     12,837      8,561
Gains on sales of assets:
  Gains on sales of investments...................         996        2,679        1,673        881      6,960
  Gains on sales of land..........................          --           --           68        196      1,023
  Gains on sales of depreciable real estate.......         460        1,528           72         77          9
                                                    ----------   ----------   ----------   --------   --------
                                                         1,456        4,207        1,813      1,154      7,992
Net income........................................      65,503       64,006       53,537     36,985     26,408
Preferred dividends paid..........................      23,257       19,843       18,129      7,934      4,025
                                                    ----------   ----------   ----------   --------   --------
Net income available for common shares............  $   42,246   $   44,163   $   35,408   $ 29,051   $ 22,383
                                                    ==========   ==========   ==========   ========   ========
Weighted average common shares....................      38,461       35,919       33,368     26,430     17,268
Weighted average diluted common shares............      38,928       36,676       33,418     26,450     17,288
Diluted earnings per common share.................  $     1.10   $     1.23   $     1.06   $   1.10   $   1.30
Common dividends paid.............................  $   60,040   $   53,886   $   46,734   $ 33,467   $ 16,934
Common dividends paid per share...................  $     1.56   $     1.48   $     1.40   $   1.25   $    .90
BALANCE SHEET DATA (at end of period)
Apartments, net of depreciation...................  $1,356,226   $1,075,933   $  943,070   $756,588   $532,465
Senior notes......................................     460,000      360,000      360,000    120,000    120,000
Mortgage debt.....................................      70,282       27,546           --     17,835     37,173
Other debt........................................      67,800           --           --     74,975         --
Total stockholders' equity........................     797,332      798,772      695,859    584,851    397,715
Total assets......................................  $1,427,881   $1,208,246   $1,072,840   $806,655   $562,172
OTHER DATA
Funds from operations(1)..........................  $  102,367   $   94,047   $   79,360   $ 53,907   $ 28,790
Funds from operations available to common
  shares..........................................  $   83,254   $   74,446   $   61,231   $ 45,973   $ 24,764
Apartment units acquired or developed during the
  period..........................................       5,040        2,889        3,444      4,872      7,452
Total apartment units at end of the period........      29,526       24,936       22,296     18,852     13,981

---------------

(1) The Company uses the National Association of Real Estate Investment Trusts' task force's published definition of funds from operations. Funds from operations is defined as net income computed in accordance with generally accepted accounting principles, excluding non-recurring costs and net realized gains (other than gains included in other income as cash management income) plus depreciation of real property. Funds from operations should be considered along with, and not as a substitution for, net income and cash flows as a measure of the Company's operating performance and liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997, 1996 AND 1995.

     Rental Markets. In the aggregate, the Company's Southern rental markets were stronger in 1997 than in 1996 as strong demand for apartments exceeded additions to supply. The Company's apartments experienced occupancy in 1997 of 93.8% which was 0.5% above 1996 as the result of stronger markets, aggressive leasing efforts by staff, and selectively offering concessions to residents in order to induce them to rent. While levels of new construction throughout the South remain high, the Company believes that physical occupancy should remain satisfactory if general economic activity, job growth and household formation in the South remain strong.

     Rental Operations -- Total Portfolio. The operating performance of the Company's apartment portfolio is summarized in the following table (dollars in thousands, except average monthly rent):

                                             %      Change from
                                           Change   1996 to 1997     1997       1996       1995
                                           ------   ------------   --------   --------   --------
Rental income............................     18%     $32,310      $208,363   $176,053   $144,283
Operating expenses(1)....................     15        7,212        55,347     48,135     40,726
Taxes and insurance expense..............     23        4,283        23,265     18,982     15,520
                                            ----      -------      --------   --------   --------
Subtotal.................................     17       11,495        78,612     67,117     56,246
                                                      -------      --------   --------   --------
Earnings before interest, depreciation
  and amortization.......................     19      $20,815      $129,751   $108,936   $ 88,037
Average Units(2).........................     14        3,303        26,850     23,547     20,291
Average occupancy(3).....................    0.5(4)                    93.8%      93.3%      95.2%
Occupancy at end of period...............    0.6(4)                    92.8%      92.2%      94.0%
Average monthly rent(5)..................    5.8      $    39      $    709   $    670   $    639
Expense ratio (6)........................   (0.5)(4)                   37.7%      38.1%      39.0%

---------------

(1) Excludes depreciation and amortization.
(2) Represents the average number of units owned at each month end.
(3) Represents the average physical occupancy at each month end for the period held.
(4) Represents increase between periods.
(5) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31.
(6) Represents total of operating expenses, taxes and insurance divided by rental revenues.

     Acquisitions and the delivery of units from the Company's development program increased the weighted average number of apartments owned to 26,850 in 1997 from 23,547 in 1996. Rental revenues, operating expenses and taxes and insurance rose accordingly. A 5.8% increase in portfolio average rental rates in 1997 resulted from both higher rents at the Company's continuing properties and also from higher rents charged at the communities the Company acquired and put in service in 1997 and 1996, whose monthly rents averaged $800 at December 31, 1997, versus the total portfolio average of $709.

     Rental Operations -- Same Store. The performance of the 21,156 units which the Company held for all of both 1997 and 1996 ("same store" results) is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):

                                                                  Change from
                                                         Change   1996 to 1997     1997       1996
                                                         ------   ------------   --------   --------
Rental income..........................................    3.3%      $5,183      $162,995   $157,811
Personnel expense......................................   14.5        2,260        17,887     15,627
Utilities expense......................................  (23.2)      (2,056)        6,816      8,872
Operating expense......................................   12.7          996         8,830      7,834
Maintenance and grounds expense........................   (4.7)        (509)       10,214     10,723
Taxes and insurance expense............................    2.4          543        17,238     16,837
                                                         -----       ------      --------   --------
Subtotal(1)............................................    1.8        1,234        60,985     59,893
                                                         -----       ------      --------   --------
Earnings before interest, depreciation and
  amortization.........................................    4.2       $3,949      $102,010   $ 97,918
Average occupancy(3)...................................    1.1(4)                    94.8%      93.7%
Occupancy at end of period.............................    1.9(4)                    94.6%      92.7%
Average monthly rent(5)................................    2.6       $   17      $    674   $    657
Expense ratio(6).......................................   (0.4)(4)                   37.5%      38.0%

---------------

Same store community results do not include Cherry Creek, a 127 unit community which was owned for both 1997 and 1996. This community was acquired in December 1994 and was recently renovated. It has been combined with a development community which contains 280 additional units. Same store community results also do not include Adams Farm, a 300 unit community which was owned for both 1997 and 1996. This community was acquired in 1994 and has been combined with a development community which contains 200 additional units.

     Rental income rose by $5.2 million, or 3.3%, for those properties held for all of both periods, as a result of 1.1% higher occupancy and 2.6% higher average rental rates. At December 31, 1997, same store occupancy was 94.6%, up from 92.7% at December 31, 1996.

     Rental expenses were $61.0 million, or 1.8% more in 1997 than 1996. Higher on-site bonuses accounted for $1.8 million of a $2.3 million increase in personnel costs. Utilities expense decreased by $2.1 million as the Company passed a portion of its water expense to the residents. Operating expenses increased $1.0 million primarily as a result of higher marketing costs. Off site property management expense, which is allocated to the communities, rose $0.3 million as the Company added corporate positions in 1996 and 1997 in operations, training, marketing, and maintenance. Maintenance and grounds expenses decreased by $0.5 million or 4.7% due primarily to lower levels of contracted services. Property taxes and insurance increased by $0.5 million to reflect higher assessed values.

     For those 18,410 apartments owned by the Company for both 1996 and 1995, rental revenues increased $2.8 million or 2.1% in 1996 over 1995 as a result of 1.5% lower occupancy and 3.2% higher average rental rates. Operating expenses decreased $0.5 million or 1.0% in 1996 as compared to the same period in 1995. Increases in operating and maintenance and grounds expenses were more than offset by lower personnel, utilities, and taxes and insurance expense. Personnel costs were down primarily because year end cash incentive bonuses decreased by $0.4 million in 1996 as a result of weaker operating results. Utilities expense decreased by $0.5 million as the Company began charging its residents a portion of its water expense. Property taxes and insurance decreased by $0.5 million to reflect lower than expected millage rates, and the successful appeal of the assessed values for several properties. Off site property management expense, which is allocated to the communities, rose $0.5 million as the Company established additional corporate positions in training, marketing and maintenance. Maintenance and grounds expense increased by $0.2 million as turnover increased to 70% from 68% in 1996.

     Rental Operations -- Development Communities. In 1997, the Company placed in service 936 units as summarized in the following table:

                                                                                                 Occupancy
                                                                                                     of
                                                                     Units put                   delivered
                                                            Units    in service   Total units     units at
Community                                      Location    planned    in 1997     in service      12/31/97
---------                                     ----------   -------   ----------   -----------   ------------
Madison at Adams Farm II....................  Greensboro..    200       200            500           84%
Hammocks at Long Point......................    Savannah      308       284            284           78
Madison at River Sound......................     Atlanta      586       452            586           63
                                                            -----       ---          -----           --
                                                            1,094       936          1,370           75%

     As discussed above, the 200 unit Madison at Adams Farm II is adjacent to the existing 300 unit Adams Farm community and these two communities are now operated as one. The operating results for 1997 and 1996 for the Madison at River Sound, Madison at Adams Farm, and the Hammocks at Long Point are summarized in the following table (dollars in thousands; see footnotes above):

                                                               1997     1996
                                                              ------   ------
Rental income...............................................  $9,697   $4,344
Operating expenses(1).......................................   2,663    1,313
Taxes and insurance expense.................................     491      230
                                                              ------   ------
Subtotal....................................................   3,154    1,543
                                                              ------   ------
Earnings before interest, depreciation and amortization.....  $6,543   $2,801
Units in service at year end................................   1,777      841

     Rental Operations -- Other Communities. "Other communities" are those not considered "same store communities" or "development communities". These include communities bought or sold in part or in whole in 1996 or 1997. At December 31, 1997, these communities included 6,593 units. The performance of the other communities for 1997 and 1996 is summarized in the following table (dollars in thousands; see footnotes above):

                                                               1997      1996
                                                              -------   -------
Rental income...............................................  $35,671   $13,898
Operating expenses(1).......................................    8,937     3,766
Taxes and insurance expense.................................    5,536     1,915
                                                              -------   -------
Subtotal....................................................   14,473     5,681
                                                              -------   -------
Earnings before interest, depreciation and amortization.....  $21,198   $ 8,217

Units.......................................................    6,593     2,939

     Interest, Dividend and Other Income. Interest, dividend and other income decreased to $7.7 million in 1997 from $11.6 million in 1996 and $11.4 million in 1995 as the Company liquidated its holdings of cash and marketable securities and invested the proceeds in apartments. At December 31, 1997, cash and marketable securities totaled $2.5 million as compared to $56.6 million at December 31, 1996 and $92.3 million at December 31, 1995. Interest, dividend and other income are summarized in the following table (dollars in thousands):

                                                               1997     1996      1995
                                                              ------   -------   -------
Interest income.............................................  $1,878   $ 2,276   $ 5,514
Dividend income.............................................     725     3,178     1,394
Other income................................................   5,086     6,177     4,476
                                                              ------   -------   -------
Total.......................................................  $7,689   $11,631   $11,384

     Interest Expense. Interest expense net of capitalized interest totaled $25.9 million in 1997, up from $22.5 million in 1996 and $15.6 million in 1995. Average debt outstanding rose to $457.1 million in 1997 from $373.0 million in 1996 and $264.6 million in 1995. During 1997, the Company issued $100.0 million of senior unsecured notes in July and October, assumed $43.0 million of mortgage debt in connection with the acquisition of four apartment communities and borrowed a net of $67.8 million under the Company's line of credit. The weighted average interest rate charged on all the Company's debt was 7.0% in 1997, 7.1% in 1996 and 6.9% in 1995. During 1997, $5.3 million of interest related to the Company's development projects was capitalized, up from $3.2 million in 1996 and $1.1 million in 1995, due to the higher level of development.

     General and Administrative Expenses. General and administrative expenses for 1997 totaled $4.7 million, representing 2.2% of rental revenues. For 1996, general and administrative expenses averaged 1.6% of rental revenues and for 1995 averaged 1.7% of rental revenues. General and administrative expenses increased in 1997 primarily as a result of higher headcount and their associated costs. In 1997, the Company added positions in the areas of property management, acquisitions, development, accounting, and administration in order to provide better service to its residents and to compete more effectively in a rapidly evolving industry. The Company expects that its overhead expense measured as a percentage of revenues will remain in the range of 2.0% to 2.5% of rents.

     Gains on Sales of Assets. Net gains recognized on the sale of assets totaled $1.5 million in 1997, $4.2 million in 1996, and $1.8 million for 1995. Gains in 1997 consisted of $1.0 million from the sale of securities and $0.5 million in gains from the sale of real estate. In 1997, the Company sold Saw Mill Village, a 340-unit apartment community located in Columbus, Ohio recognizing a $0.5 million gain. In 1996, the Company sold Hunters Chase, a 244-unit apartment community located in Cleveland, Ohio, recognizing a $1.5 million gain. Saw Mill Village and Hunters Chase were acquired in 1994 as part of a twelve property portfolio transaction, but the Ohio locations of these two communities did not fit the Company's strategy of building a Southern franchise.

     Net Income. Net income totaled $65.5 million in 1997, $64.0 million in 1996 and $53.5 million in 1995. Net income available for common shareholders totaled $42.2 million in 1997, $44.2 million in 1996 and $35.4 million in 1995. The increases in net income for 1997 when compared to 1996 and 1995 arose principally from substantially increased operating income from apartments due to the growth of the Company's apartment holdings, higher same store net operating income and higher leverage. Net income available for common shareholders and net income per common share decreased in 1997 primarily due to a reduction in net realized gains. Net income per common share was $1.10 in 1997, $1.23 in 1996, and $1.06 in 1995.

     Dividends to preferred shareholders. Preferred dividends are summarized in the following table (dollars in thousands):

                                                           Issue
                                                            date      1997      1996      1995
                                                          --------   -------   -------   -------
Series A Preferred share dividends......................   6/23/93   $   404   $   891   $ 1,425
Series B Preferred share dividends......................  10/31/94     8,820     8,820     8,820
Series C Preferred share dividends......................    3/8/95     9,889     9,890     7,884
Series D Preferred share dividends......................   12/5/96     4,144       242        --
                                                                     -------   -------   -------
  Total preferred dividends.............................             $23,257   $19,843   $18,129

     The increase in preferred dividends arose from the issue in December 1996 of 1.0 million shares of Series D Preferred Stock. Shareholders of the Company's Series A Preferred Stock have converted 4.4 million of the 4.6 million Series A shares originally issued in June 1993 into 5.9 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend.

     Funds From Operations. Funds from operations rose 8.8% to $102.4 million in 1997 as compared to $94.0 million in 1996 and $79.4 million in 1995. Funds from operations available to common shares rose 11.8% to $83.3 million in 1997 compared to $74.4 million in 1996 and $61.2 million in 1995. These increases were principally due to higher same store net operating income, higher rental operating income resulting from the growth of the Company's apartment holdings and higher leverage. On a fully diluted per share basis, funds from operations increased 4.0% to $2.10 in 1997 from $2.02 in 1996 and $1.84 in 1995. Other income from securities totaled $5.0 million, or $.10 per share, for 1997 versus $6.0 million, or $.13 per share, for 1996 and $4.3 million, or $.10 per share for 1995. "Core FFO", those earnings produced exclusively by non cash management activities, rose 5.8% to $2.00 per share from $1.89 in 1996 and $1.74 in 1995.

     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                                1997      1996      1995
                                                              --------   -------   -------
Net income..................................................  $ 65,503   $64,006   $53,537
Less preferred dividends paid...............................    23,257    19,843    18,129
                                                              --------   -------   -------
Net income available for common shares......................    42,246    44,163    35,408
Add depreciation of real estate owned.......................    42,464    34,490    26,265
Less net realized gains.....................................     1,456     4,207     1,813
Plus non-recurring expenses.................................        --        --     1,370
                                                              --------   -------   -------
Funds from operations available to common shares............    83,254    74,446    61,230
Add convertible preferred dividends.........................    19,113    19,601    18,129
                                                              --------   -------   -------
Funds from operations -- fully diluted......................  $102,367   $94,047   $79,359
                                                              ========   =======   =======
Weighted average common shares outstanding --
  Basic.....................................................    38,461    35,919    33,368
  Fully diluted(1)..........................................    48,747    46,577    43,112
Funds from operations per share --
  Basic.....................................................  $   2.16   $  2.07   $  1.84
  Fully diluted(1)..........................................      2.10      2.02      1.84
  Other income from securities (diluted)....................       .10       .13       .10
  Core funds from operations (diluted)......................      2.00      1.89      1.74

---------------

(1) Assumes conversion of all convertible preferred shares.

     The Company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts, the Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains (other than gains included in other income as cash management income), plus depreciation of real property. This revised definition eliminates from funds from operations any amortization of debt costs and any non-real estate depreciation. Revision of the definition reduced the Company's funds from operations by $1.1 million, $0.9 and $0.7 million in 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Financial Structure. The Company's senior notes and its preferred stock are rated investment grade by Standard & Poor's Corporation (BBB+/BBB), Moody's Investors Services, Inc. (Baa2/Baa3), and Duff & Phelps Credit Rating Co. (BBB+/BBB). At December 31, 1997, total debt equaled 43% of total capitalization at cost, and 34% of total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                                 Equity at
                                                                         % of      Market     % of
                                                             Book(1)     Total     Value      Total
                                                            ----------   -----   ----------   -----
Advances under line of credit.............................  $   67,800      5%
Mortgage loans............................................      70,282      5
6.625% senior unsecured notes, 1999.......................      40,000      3
6.625% senior unsecured notes, 2000.......................      40,000      3
6.625% senior unsecured notes, 2001.......................      40,000      3
7.250% senior unsecured notes, 2002.......................      40,000      3
6.875% senior unsecured notes, 2003.......................      40,000      3
6.875% senior unsecured notes, 2004.......................      40,000      3
7.250% senior unsecured notes, 2005.......................     120,000      7
6.690% senior unsecured notes, 2006.......................      50,000      4
6.900% senior unsecured notes, 2007.......................      50,000      4
                                                            ----------    ---    ----------    ---
Total debt................................................     598,082     43    $  598,082     34%
Series D preferred equity.................................      50,000      4        50,000      3
Common and convertible preferred equity(2)................     747,332     53     1,130,140     63
                                                            ----------    ---    ----------    ---
Total equity..............................................     797,332     57     1,180,140     66
Total capitalization......................................  $1,395,414    100%   $1,778,222    100%
                                                            ==========    ===    ==========    ===

---------------

(1) Represents principal amount of debt, face amount of preferred stock and book value of common stock.
(2) Assumes conversion of all outstanding convertible preferred stock into common stock.

     At December 31, 1997, the Company had $67.8 million borrowings outstanding under its $200.0 million line of credit. Borrowings under the line bear interest at 0.60% above the thirty day London Interbank Offered Rates. At December 31, 1997, the Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow $220.3 million on an unsecured basis.

     It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At December 31, 1997, the Company had seven mortgage loans outstanding, which were assumed in connection with the purchase of the Mariner Club, Estate on Quarry Lake, Plantations at Killearn, Richmond Townhomes, Trails at Briar Forest, Parc Royale, and La Tour Fontaine communities.

     Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions and development and capital improvements. The Company has essentially completed the liquidation of its holdings of marketable securities which were acquired as temporary investments pending the acquisition or development of additional apartment communities.

     The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.

     The following table summarizes the Company's estimated capital requirements resulting from its development commitments as of December 31, 1997, pro forma for the sale of the Series E Preferred Stock on February 13, 1998. Not included in this table are additional acquisitions and developments, including the Trammell Crow Residential Portfolio, debt repayments or the additional sale of debt or equity securities (dollars in thousands):

Estimated capital requirements:
Development costs through 12/31/99..........................  $ 222,415
Less development costs paid through 12/31/97................   (124,414)
                                                              ---------
Development costs through 1999..............................     98,001
Acquisition of communities under development................     70,500
                                                              ---------
          Total future development commitments..............    168,501
Estimated capital sources:
Cash on hand at 12/31/97, pro forma.........................     29,420(1)
Funds available under line of credit at 12/31/97, pro
  forma.....................................................    200,000(2)
                                                              ---------
          Total capital sources.............................    229,420
Excess of capital sources over capital requirements.........  $  60,919
                                                              =========

---------------

(1) Represents cash on hand at 12/31/97 of $570, plus net proceeds of $96,650 from the sale of Series E Preferred Stock, less the balance of $67,800 repaid under the Company's line of credit at 12/31/97.
(2) See footnote (1).

     Cash Flows. The following table summarizes cash flows for 1997, 1996, and 1995 including the availability of marketable securities (dollars in thousands):

                                                             Sources and Uses of Cash
                                                      ---------------------------------------
                                                        1997           1996           1995
                                                      ---------      ---------      ---------
Operating activities................................  $ 110,925      $  91,666      $  82,224
Sales of Merry Land common and preferred stock......     17,212        118,512        118,895
Net borrowings......................................    210,536         27,546        148,234
Sale of real property...............................     21,710             --             --
Other sources.......................................      7,254         15,731          9,738
                                                      ---------      ---------      ---------
Total sources of cash...............................    367,637        253,455        359,091
Acquisitions of and improvements to properties......   (277,419)      (152,177)      (213,521)
Development of properties...........................    (58,711)       (63,081)       (12,813)
Dividends paid......................................    (83,297)       (73,729)       (64,868)
Other uses..........................................     (2,269)          (178)        (4,021)
                                                      ---------      ---------      ---------
Total uses..........................................   (421,696)      (289,165)      (295,223)
                                                      ---------      ---------      ---------
Increase (decrease) in cash, cash equivalents and
  marketable securities.............................  $ (54,059)     $ (35,710)     $  63,868

     Cash, cash equivalents and marketable securities decreased by $54.1 million in 1997 as the Company invested funds raised in equity offerings in 1996 in apartments. With the expansion of the Company's apartment holdings, operating cash flow has grown to $110.9 million in 1997 from $91.7 million in 1996 and $82.2 million in 1995. During 1997 net borrowings provided $210.5 million in funds. In July and October the Company issued a total of $100.0 million of senior unsecured notes; drawings under the Company's line of credit totaled $67.8 million at December 31, 1997; and $43.0 million of mortgage debt was assumed in connection with the purchase of four apartment communities. $16.3 million was reinvested by shareholders under the Company's Dividend Reinvestment and Stock Purchase Plans.

     The primary use of cash has been apartment acquisitions, development and improvements and dividends. Dividends paid in 1997 increased from the same periods in 1996 and 1995 due to an increase in the average amount of common and preferred stock outstanding, and in the case of the Company's Common Stock, an increase in the dividends per share to $1.56 from $1.48 in 1996 and $1.40 in 1995.

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

     The following table summarizes capital expenditures for 1997, 1996 and 1995 (dollars in thousands, except per unit data):

                                                                1997       1996       1995
                                                              --------   --------   --------
Apartment communities:
  Acquisitions..............................................  $260,213   $139,066   $198,339
  Development projects:
     Development costs......................................    53,453     59,917     11,749
     Capitalized interest...................................     5,258      3,164      1,064
  Replacements for stabilized communities(1)................     8,250      5,250      3,178
  Improvements(2)...........................................     6,928      6,979     11,103
Commercial properties.......................................       175        462        373
Corporate level expenditures................................     1,853        419        528
                                                              --------   --------   --------
                                                              $336,130   $215,257   $226,334
                                                              ========   ========   ========
Per Unit:
  Replacements for stabilized communities(1)................  $    390   $    285   $    233
  Improvements(2)...........................................  $    235   $    278   $    498

---------------

(1) Stabilized communities are those properties which have been owned for at least two full calendar years. In 1997, 21,156 units were stabilized as compared to 18,410 units in 1996 and 13,665 units in 1995.
(2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

     Inflation. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rentals in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

     Forward Looking Statements. This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, acquisitions, occupancy rates, capital requirements, sources of funds, expense levels, operating performance and other matters. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, environmental concerns, and interest rates, any of which may cause actual results to differ from the Company's current expectations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Merry Land & Investment Company, Inc.

We have audited the accompanying consolidated balance sheets of Merry Land & Investment Company, Inc. (a Georgia corporation) as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merry Land & Investment Company, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      /s/ ARTHUR ANDERSEN LLP
--------------------------------------
         Arthur Andersen LLP

Atlanta, Georgia
January 16, 1998

PART II

Item 8 -- Financial Statements and Supplementary Data

                     Merry Land & Investment Company, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   December 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
PROPERTIES AT COST
  Apartments................................................  $1,496,109   $1,175,427
  Apartments under development..............................      48,342       56,110
  Commercial rental property................................       5,363        6,874
  Land held for investment or future development............       4,090        4,090
  Operating equipment.......................................       3,676        1,817
                                                              ----------   ----------
                                                               1,557,580    1,244,318
  Less accumulated depreciation and depletion...............    (142,617)    (102,277)
                                                              ----------   ----------
                                                               1,414,963    1,142,041
CASH AND SECURITIES
  Cash and cash equivalents.................................         570       32,793
  Marketable securities.....................................       1,963       23,799
                                                              ----------   ----------
                                                                   2,533       56,592
OTHER ASSETS
  Notes receivable..........................................       1,412          726
  Other receivable..........................................         249        2,449
  Deferred loan costs.......................................       4,639        3,497
  Other.....................................................       4,085        2,941
                                                              ----------   ----------
                                                                  10,385        9,613
                                                              ----------   ----------
TOTAL ASSETS................................................  $1,427,881   $1,208,246
                                                              ==========   ==========
NOTES PAYABLE
  Mortgage loans............................................  $   70,282   $   27,546
  Senior notes..............................................     460,000      360,000
  Note payable -- credit line...............................      67,800           --
                                                              ----------   ----------
                                                                 598,082      387,546
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest..........................................       6,622        4,016
  Resident security deposits................................       1,597        1,669
  Accrued property taxes....................................      10,780        7,642
  Accrued employee compensation.............................       3,471        2,284
  Other.....................................................       9,997        6,317
                                                              ----------   ----------
                                                                  32,467       21,928
STOCKHOLDERS' EQUITY
Preferred stock, at $25 and $50 liquidation preference,
  20,000 shares authorized; 188 and 359 shares $1.75 Series
  A Cumulative Convertible..................................       4,692        8,970
  4,000 shares $2.205 Series B Cumulative Convertible.......     100,000      100,000
  4,599 shares, $2.15 Series C Cumulative Convertible.......     114,985      114,995
  1,000 shares, $4.145 Series D Cumulative Redeemable
     Preferred..............................................      50,000       50,000
Common stock, at $1 stated value, 100,000 shares authorized;
  39,177 and 37,784 shares issued...........................      39,177       37,784
  Capital surplus...........................................     525,744      498,907
  Cumulative undistributed net earnings.....................     (15,730)       2,064
  Notes receivable from stockholders and ESOP...............     (21,691)     (17,502)
  Unrealized gain on securities.............................         155        3,554
                                                              ----------   ----------
                                                                 797,332      798,772
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,427,881   $1,208,246
                                                              ==========   ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

PART II

Item 8 -- Financial Statements and Supplementary Data

                     Merry Land & Investment Company, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                  Years Ended December 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
INCOME
Rental income...............................................  $208,871    $176,620    $144,778
Mineral royalties...........................................     1,401         369         436
Mortgage interest...........................................        84          70          79
Other interest..............................................     1,794       2,206       5,435
Dividends...................................................       725       3,178       1,394
Other income................................................     5,086       6,177       4,476
                                                              --------    --------    --------
                                                               217,961     188,620     156,598
EXPENSES
Rental expense..............................................    56,023      48,350      42,180
Interest....................................................    25,900      22,527      15,646
Depreciation -- real estate.................................    42,464      34,490      26,265
Depreciation -- other.......................................       412         290         208
Amortization -- financing costs.............................       737         569         462
Taxes and insurance.........................................    23,712      19,737      16,347
General and administrative expense..........................     4,666       2,858       2,396
Other non-recurring expense.................................        --          --       1,370
                                                              --------    --------    --------
                                                               153,914     128,821     104,874
Income before net realized gains............................    64,047      59,799      51,724
Net realized gains..........................................     1,456       4,207       1,813
                                                              --------    --------    --------
NET INCOME..................................................    65,503      64,006      53,537
                                                              ========    ========    ========
Dividends to preferred shareholders.........................    23,257      19,843      18,129
                                                              --------    --------    --------
NET INCOME AVAILABLE FOR COMMON SHARES......................  $ 42,246    $ 44,163    $ 35,408
                                                              ========    ========    ========
Weighted average common shares
  Outstanding...............................................    38,461      35,919      33,368
  Diluted...................................................    38,928      36,676      33,418
EARNINGS PER COMMON SHARE
  Basic.....................................................  $   1.10    $   1.23    $   1.06
  Diluted...................................................  $   1.10    $   1.23    $   1.06
                                                              ========    ========    ========
CASH DIVIDENDS DECLARED PER COMMON SHARE....................  $   1.56    $   1.48    $   1.40

 The accompanying notes are an integral part of these consolidated statements.

PART II

Item 8 -- Financial Statements and Supplementary Data

                     Merry Land & Investment Company, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    Preferred Stock      Common Stock                  Cumulative         Total
                                   -----------------   -----------------   Capital    Undistributed   Stockholders'
                                   Shares    Amount    Shares    Amount    Surplus    Net Earnings       Equity
                                   ------   --------   -------   -------   --------   -------------   -------------
BALANCE, DECEMBER 31, 1994.......   6,516   $162,908    30,744   $30,744   $368,086     $ 23,113        $584,851
1995 net income..................      --         --        --        --         --       53,537          53,537
Sale of preferred stock..........   4,600    115,000        --        --     (5,314)          --         109,686
Common stock issued in conversion
  of preferred stock.............  (1,849)   (46,225)    2,478     2,478     43,747           --              --
Employee purchase and sale of
  common stock...................      --         --       226       226      3,966           --           4,192
Increase in notes receivable from
  stockholders...................      --         --        --        --     (3,453)          --          (3,453)
Common stock dividends...........      --         --        --        --         --      (46,734)        (46,734)
Preferred stock dividends........      --         --        --        --         --      (18,129)        (18,129)
Dividend reinvestment and stock
  purchase plan..................      --         --       552       552     10,618           --          11,170
Common stock redeemed............      --         --      (124)     (124)    (2,576)          --          (2,700)
Sale of common stock to ESOP.....      --         --        --        --     (2,059)          --          (2,059)
Unrealized gain on securities....      --         --        --        --      5,498           --           5,498
                                   ------   --------   -------   -------   --------     --------        --------
BALANCE, DECEMBER 31, 1995.......   9,267   $231,683    33,876   $33,876   $418,513     $ 11,787        $695,859
1996 net income..................      --         --        --        --         --       64,006          64,006
Sale of common stock.............      --         --     2,773     2,773     53,259           --          56,032
Sale of preferred stock..........   1,000     50,000        --        --     (1,275)          --          48,725
Common stock issued in conversion
  of preferred stock.............    (308)    (7,718)      414       414      7,304           --              --
Employee purchase and sale of
  common stock...................      --         --        72        72      1,500           --           1,572
Increase in notes receivable from
  stockholders...................      --         --        --        --       (974)          --            (974)
Common stock dividends...........      --         --        --        --         --      (53,886)        (53,886)
Preferred stock dividends........      --         --        --        --         --      (19,843)        (19,843)
Dividend reinvestment and stock
  purchase plan..................      --         --       679       679     13,153           --          13,832
Common stock redeemed............      --         --       (30)      (30)      (645)          --            (675)
Sale of common stock to ESOP.....      --         --        --        --       (732)          --            (732)
Unrealized gain on securities....      --         --        --        --     (5,144)          --          (5,144)
                                   ------   --------   -------   -------   --------     --------        --------
BALANCE, DECEMBER 31, 1996.......   9,959   $273,965    37,784   $37,784   $484,959     $  2,064        $798,772
1997 net income..................      --         --        --        --         --       65,503          65,503
Common stock issued in conversion
  of preferred stock.............    (172)    (4,288)      231       231      4,057           --              --
Employee purchase and sale of
  common stock...................      --         --       378       378      7,425           --           7,803
Increase in notes receivable from
  stockholders...................      --         --        --        --     (5,262)          --          (5,262)
Common stock dividends...........      --         --        --        --         --      (60,040)        (60,040)
Preferred stock dividends........      --         --        --        --         --      (23,257)        (23,257)
Dividend reinvestment and stock
  purchase plan..................      --         --       784       784     15,354           --          16,138
Sale of common stock to ESOP.....      --         --        --        --      1,073           --           1,073
Unrealized gain on securities....      --         --        --        --     (3,398)          --          (3,398)
                                   ------   --------   -------   -------   --------     --------        --------
BALANCE, DECEMBER 31, 1997.......   9,787   $269,677    39,177   $39,177   $504,208     $(15,730)       $797,332

 The accompanying notes are an integral part of these consolidated statements.

PART II

Item 8 -- Financial Statements and Supplementary Data

                     Merry Land & Investment Company, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Years Ended December 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
  Rents and royalties received..............................  $ 210,608   $ 176,968   $ 145,232
  Interest received.........................................      2,005       2,345       4,887
  Dividends received........................................        725       3,921       1,394
  Rental expense............................................    (54,899)    (48,516)    (40,981)
  General and administrative expense........................     (4,408)     (2,637)     (2,257)
  Interest expense..........................................    (23,294)    (22,806)    (13,575)
  Property taxes and insurance expense......................    (21,054)    (16,644)    (12,461)
  Other.....................................................      1,241        (965)        (15)
                                                              ---------   ---------   ---------
    Net cash provided by operating activities:..............    110,925      91,666      82,224
INVESTING ACTIVITIES:
  Principal received on notes receivable....................       (687)         85         125
  Sale of securities and temporary investments..............     26,549      31,340     274,944
  Purchase of securities and temporary investments..........         --      (5,408)   (284,189)
  Sale of real property.....................................     21,710      14,904         156
  Purchase of real property.................................   (260,213)   (139,066)   (198,339)
  Development of real property..............................    (58,711)    (63,081)    (12,813)
  Improvements to real property.............................    (17,206)    (13,111)    (15,182)
  Nonrecurring expenditures.................................         --          --      (1,546)
  Other.....................................................     (1,582)         33      (2,475)
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................   (290,140)   (174,304)   (239,319)
FINANCING ACTIVITIES:
  Issuance of senior unsecured notes........................    100,000          --     240,000
  Net borrowings (repayments) -- bank debt..................     67,800          --     (57,600)
  Net borrowings (repayments) -- repurchase agreements......         --          --     (17,375)
  Assumption of mortgage loans..............................     42,979      27,546       7,041
  Repayments of mortgage loans..............................       (243)         --     (23,832)
  Cash dividends paid -- common.............................    (60,040)    (53,886)    (46,739)
  Cash dividends paid -- preferred..........................    (23,257)    (19,843)    (18,129)
  Sale of common stock -- public offerings..................         --      56,032          --
  Sale of common stock -- reinvested dividends and stock
    purchase plan...........................................     16,138      13,832      11,170
  Sale of common stock -- employees.........................      2,542       3,266         977
  Sale of preferred stock (net of conversions) -- public
    offering................................................         --      48,725     109,686
  Common stock retired......................................         --      (3,343)     (2,938)
  Net (borrowings) repayments -- ESOP.......................      1,073        (732)     (2,050)
                                                              ---------   ---------   ---------
    Net cash provided by financing activities...............    146,992      71,597     200,211
NET INCREASE (DECREASE) IN CASH.............................    (32,223)    (11,041)     43,116
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     32,793      43,834         718
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     570   $  32,793   $  43,834
                                                              =========   =========   =========
       Reconciliation of Net Income to Cash Flows from Operating Activities
Net income..................................................  $  65,503   $  64,006   $  53,537
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization...............................     43,613      35,349      26,935
(Increase) decrease in interest and accounts receivable.....         69      (1,572)       (586)
(Increase) decrease in other assets.........................     (2,604)       (865)     (2,012)
Increase (decrease) in accounts payable and accrued
  interest..................................................      4,727      (1,853)      6,163
Gain on the sale of marketable securities...................       (996)     (2,679)     (1,673)
Gain on the sale of real estate.............................       (460)     (1,528)       (140)
ESOP contributions..........................................      1,073         808          --
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................  $ 110,925   $  91,666   $  82,224
                                                              =========   =========   =========

 The accompanying notes are an integral part of these consolidated statements.

PART II

Item 8 -- Financial Statements and Supplementary Data

                     MERRY LAND & INVESTMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

     Merry Land & Investment Company, Inc. is an apartment operating company, which acquires, builds and operates upscale apartment communities throughout the Southern United States. The Company is taxed as a real estate investment trust
(REIT).

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

  Depreciation and Amortization
     Depreciation of buildings and equipment is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

Apartments..................................................  40-50  years
Land improvements...........................................  50     years
Commercial rental buildings.................................  40-50  years
Furniture, fixtures, equipment and carpet...................  5-15   years
Operating equipment.........................................  3-5    years

     Straight-line and accelerated methods are used for income tax reporting purposes. Betterments, renewals and extraordinary repairs that extend the lives of assets are capitalized; other repairs and maintenance are expensed. In 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121. The adoption had no effect on the financial statements.

  Income Taxes
     As a real estate investment trust, the Company does not pay income taxes on its distributed income. It does pay income taxes on that income which is not distributed, and it may be subject to excise taxes on income distributed after certain dates. See Note 5 for a further discussion of income taxes.

  Earnings Per Share and Share Information
     In 1997, the Company adopted SFAS 128, "Earnings Per Share." In accordance with this standard, basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share is computed giving effect to dilutive stock options and dilutive preferred stock (Series A) with an applicable reduction in preferred dividends.

  Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned corporations and limited partnerships. Any significant intercompany transactions and accounts have been eliminated in consolidation.

  Use of Estimates
     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

                     MERRY LAND & INVESTMENT COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Cash and Cash Equivalents
     For purposes of the statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

  Recent Accounting Pronouncements
     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on current accounting standards, this new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard in 1998.

     Also in June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, effective for years beginning after December 15, 1997. This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for the newly identified segments are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt this accounting standard in 1998.

  Development Activities
     The cost of developed properties includes interest, property taxes, insurance and allocated development overhead incurred during the construction period. Interest of $5.3 million and $3.2 million was capitalized during 1997 and 1996, respectively.

3. Marketable Securities

     The cost and market value of securities by major classification at December 31 were as follows:

                                       1997                1996                 1995
                                  ---------------    -----------------    -----------------
                                   Cost    Market     Cost     Market      Cost     Market
                                  ------   ------    -------   -------    -------   -------
Common stocks...................  $1,808   $1,963    $18,339   $21,361    $37,864   $46,018
Corporate debentures............      --       --      1,906     2,438      1,906     2,450
                                  ------   ------    -------   -------    -------   -------
                                  $1,808   $1,963    $20,245   $23,799    $39,770   $48,468
                                  ======   ======    =======   =======    =======   =======

     On January 1, 1994, the Company adopted SFAS No. 115 and began classifying its marketable securities as available for sale and reporting them at market value with unrealized gains and losses reported as a separate component of shareholders' equity. Changes in net unrealized gains are recorded as adjustments to this account and not as credits or charges to earnings.

                     MERRY LAND & INVESTMENT COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. Borrowings

     Borrowings outstanding at December 31, 1997 and 1996 were as follows (in thousands):

                                                                1997        1996
                                                              --------    --------
9.760% mortgage notes(a)....................................  $ 12,642    $ 12,720
7.750% mortgage note(b).....................................     9,600       9,600
7.625% mortgage note(c).....................................     5,147       5,226
7.210% mortgage note(d).....................................     9,423          --
7.125% mortgage note(e).....................................    14,713          --
7.570% mortgage note(f).....................................     9,828          --
8.250% mortgage note(g).....................................     8,929          --
6.625% senior unsecured notes(h)............................   120,000     120,000
7.250% senior unsecured notes(i)............................    40,000      40,000
6.875% senior unsecured notes(j)............................    40,000      40,000
6.875% senior unsecured notes(k)............................    40,000      40,000
7.250% senior unsecured notes(l)............................   120,000     120,000
6.690% senior unsecured notes(m)............................    50,000          --
6.900% senior unsecured notes(n)............................    50,000          --
Advance under unsecured line of credit(o)...................    67,800          --
                                                              --------    --------
                                                              $598,082    $387,546
                                                              ========    ========

---------------

(a) $10.6 million and $2.0 million, 9.760% mortgage notes, principal and interest payable monthly, maturity 2001.
(b)  7.750% mortgage note, interest payable monthly, maturity 2002.
(c)  7.625% mortgage note, principal and interest payable monthly, maturity
     2005.
(d)  7.210% mortgage note, principal and interest payable monthly, maturity
     2001.
(e) $0.8 million and $8.0 million and $5.9 million, 7.125% mortgage notes, principal and interest payable monthly, maturity 2006.
(f)  7.570% mortgage note, principal and interest payable monthly, maturity
     2001.
(g)  8.250% mortgage note, principal and interest payable monthly, maturity
     2001.
(h) 6.625% notes, interest payable semi-annually, principal installments of $40.0 million each due 1999, 2000, and 2001.
(i)  7.250% notes, interest payable semi-annually, maturity 2002.
(j)  6.875% notes, interest payable semi-annually, maturity 2003.
(k)  6.875% notes, interest payable semi-annually, maturity 2004.
(l)  7.250% notes, interest payable semi-annually, maturity 2005.
(m)  6.690% notes, principal and interest payable semi-annually, maturity 2006.
(n) 6.900% notes, principal and interest payable semi-annually, maturity August, 2007.
(o) $200 million line of credit bearing interest equal to floating LIBOR plus 0.60%, maturity September, 2000.

                     MERRY LAND & INVESTMENT COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company estimates that the aggregate fair value of borrowings approximates their carrying value at December 31, 1997. Maturities of borrowings at December 31, 1997 were as follows (in thousands):

                                                                Loan
                                                               Amount
                                                              --------
1998........................................................  $ 68,511
1999........................................................    40,768
2000........................................................    40,829
2001........................................................    80,038
2002........................................................    54,700
2003........................................................    40,364
2004........................................................    40,391
2005........................................................   120,419
2006........................................................    62,062
2007........................................................    50,000
                                                              --------
                                                              $598,082
                                                              ========

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

     The Company's taxable income differs from its income reported in the accompanying financial statements because of the difference in the timing of recognition of certain items of income and expense for tax purposes. A reconciliation of tax and book income follows:

                                                             1997      1996      1995
                                                            -------   -------   -------
Net income................................................  $65,503   $64,006   $53,537
Excess of tax over accounting depreciation................   (5,725)   (5,451)   (6,944)
Other.....................................................    2,572       (85)    2,423
                                                            -------   -------   -------
Estimated taxable income..................................  $62,350   $58,470   $49,016
                                                            =======   =======   =======

6. Incentive Stock Option Plan

     Under the Company's incentive stock option plan, at December 31, 1997, there were 1,727,800 shares available for grant and 619,100 exercisable options outstanding. Options granted under the plan expire ten years from date of grant and may not be exercised at a rate greater than 20% per year. Shares under option which subsequently expire or are canceled are available for subsequent grant. The option price is equal to the market price of the shares on the date of the option grants.

                     MERRY LAND & INVESTMENT COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Options outstanding for the years ended December 31, 1997, 1996, and 1995 are as follows:

Balance, December 31, 1995..................................    510,000
  Issued (at $20.88 per share)..............................    790,000
  Exercised (weighted average $18.58 per share).............    (50,300)
  Canceled (weighted average $19.98 per share)..............    (66,000)
                                                              ---------
Balance, December 31, 1996..................................  1,183,700
  Issued (weighted average $21.03 per share)................    577,500
  Exercised (weighted average $20.51 per share).............   (220,700)
  Canceled (weighted average $20.66 per share)..............    (75,300)
                                                              ---------
Balance, December 31, 1997 (weighted average $20.31 per
  share)....................................................  1,465,200

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                      Number
                    Number                                          Exercisable
       Award      Outstanding      Remaining                            at
        Date      at 12/31/97   Contractual Life   Exercise Price    12/31/97
     ----------   -----------   ----------------   --------------   -----------
       3/16/92        14,000        4.3 yrs.           $ 8.25          14,000
       7/12/93        54,000        5.6 yrs.            16.63          54,000
        9/1/93        25,000        5.8 yrs.            18.75          25,000
       1/18/94        45,000        6.1 yrs.            20.88          36,000
       8/18/94       206,700        6.7 yrs.            19.00         160,700
       11/3/94        20,000        6.9 yrs.            17.88          16,000
       4/15/96       541,500        8.3 yrs.            20.88         212,400
       1/17/97       211,000        9.0 yrs.            21.50          37,000
       4/28/97       243,000        9.3 yrs.            20.50          47,000
       5/12/97        50,000        9.4 yrs.            21.13          10,000
       5/19/97        10,000        9.4 yrs.            20.88           2,000
       5/20/97        25,000        9.4 yrs.            21.00           5,000
       7/28/97         7,500        9.6 yrs.            21.88               0
      10/27/97        12,500        9.8 yrs.            21.94               0
                   ---------                                          -------
                   1,465,200                                          619,100

     During 1997, 1996 and 1995, the Company loaned officers and employees $10.5 million, $3.3 million and $4.4 million respectively, to purchase shares of the Company's common stock. The loans are secured by the shares purchased, carry a 0% interest rate, and are due upon demand. The Company requires that at least 60% of dividends paid on these shares be used to repay the indebtedness. $5.2 million, $2.3 million and $0.9 million were repaid in 1997, 1996 and 1995. At December 31, 1997, the balance of officer and employee loans was $19 million.

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, since all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. The Company adopted SFAS No. 123 in 1996 for disclosure purposes and estimated the fair value of each option grant during 1997 and 1996 as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.6%, expected life of seven years, dividend yield of 7.4%, and expected volatility of 25%. Using these assumptions, the fair value of the stock options granted in 1997 and 1996 is $1.5 million and $2.0 million respectively which would be amortized as compensation expense over the vesting period of the options. Options generally vest equally over five years. Had compensation expense for the plans been recorded in

                     MERRY LAND & INVESTMENT COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accordance with SFAS 123, the Company's net income available for common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1997      1996
                                                              -------   -------
Net Income:
  As reported...............................................  $42,246   $44,163
  Pro Forma.................................................  $41,601   $43,865

Earnings per Share:
  As reported (basic and diluted)...........................     1.10      1.23
  Pro Forma (basic and diluted).............................  $  1.08   $  1.22

Basic and diluted earnings per share are computed as follows:

                                                             1997          1996          1995
                                                          -----------   -----------   -----------
BASIC:
  Net income............................................  $65,503,469   $64,006,073   $53,537,199
  Preferred dividend requirement........................   23,257,662    19,842,834    18,129,144
                                                          -----------   -----------   -----------
  Net income available for common.......................  $42,245,807   $44,163,239   $35,408,055
                                                          ===========   ===========   ===========
  Average common shares outstanding.....................   38,460,687    35,918,565    33,367,527
  Basic earnings per share..............................  $      1.10   $      1.23   $      1.06
                                                          ===========   ===========   ===========
DILUTED:
  Net income............................................  $65,503,469   $64,006,073   $53,537,199
  Preferred dividend requirement........................   22,779,499    18,944,799    18,129,144
                                                          -----------   -----------   -----------
  Net income available for common.......................  $42,723,970   $45,061,274   $35,408,055
                                                          ===========   ===========   ===========
  Dilutive convertible preferred shares.................      366,136       687,638             0
  Dilutive stock options................................      101,300        70,100        50,200
  Average common shares outstanding.....................   38,460,687    35,918,565    33,367,527
                                                          -----------   -----------   -----------
  Average diluted common shares outstanding.............   38,928,123    36,676,303    33,417,727
                                                          ===========   ===========   ===========
  Diluted earnings per share............................  $      1.10   $      1.23   $      1.06
                                                          ===========   ===========   ===========

7. Employee Stock Ownership Plan

     The Company maintains an Employee Stock Ownership Plan under which the Company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the Company. The amount of the annual contribution is discretionary. The Company contributed $0.9 million, $1.1 million and $0.8 million in 1997, 1996 and 1995. In 1996, the Company loaned the ESOP $1.5 million to buy 75,000 shares of the Company's common stock. At December 31, 1997, the balance of this note and a previous note was $2.4 million. Both notes bear an interest rate equal to the thirty-day LIBOR rate plus 65 basis points. The notes are due December 31, 2002 and December 31, 2003.

8. Preferred Stock

     On December 5, 1996, the Company in a public offering issued 1.0 million shares of Series D Redeemable Preferred Stock for net proceeds of $48.7 million. On March 8, 1995, the Company issued 4.6 million shares of Series C Cumulative Convertible Preferred Stock in a public offering for net proceeds of $109.8 million. In 1994, the Company sold 4.0 million shares of Series B Cumulative Convertible Preferred Stock for net proceeds of $96.7 million to a small group of institutional investors. The Company has granted registration rights to the holders of the Series B and Series D shares. In 1993, the Company sold to the public 4.6 million shares of Series A Cumulative Convertible Preferred Stock for net proceeds of $109.2 million.

                     MERRY LAND & INVESTMENT COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During 1997, Series A Cumulative Convertible Preferred shareholders converted 170 thousand shares to 230 thousand shares of the Company's common stock and at December 31, 1997, 4.4 million shares of Series A had been converted to 5.9 million shares of common stock leaving 0.2 million shares outstanding. Preferred stock at December 31, 1997 was as follows:

                        Preferred A      Preferred B       Preferred C         Preferred D
                       -------------   ----------------   --------------    -----------------
Price per share......         $25.00             $25.00           $25.00               $50.00
Shares issued........      4,600,000          4,000,000        4,600,000            1,000,000
Shares outstanding...        187,666          4,000,000        4,599,400            1,000,000
Dividend per share...          $1.75             $2.205            $2.15(a)            $4.145
Call date............  June 30, 1998   October 31, 1999   March 31, 2000    December 10, 2026
Conversion price.....         $18.65             $21.04           $22.00                   --(b)

---------------

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

9. Dividends

     In 1997, the Company paid dividends per share as follows:

                                     Common   Preferred A   Preferred B   Preferred C   Preferred D
                                     ------   -----------   -----------   -----------   -----------
March 31...........................  $ .39      $ .4375      $ .55125       $ .5375      $1.03625
June 30............................    .39        .4375        .55125         .5375       1.03625
September 29.......................    .39        .4375        .55125         .5375       1.03625
December 29........................    .39        .4375        .55125         .5375       1.03625
                                     -----      -------      --------       -------      --------
Total..............................  $1.56      $1.7500      $2.20500       $2.1500      $4.14500

     The ordinary, long-term capital gains and return of capital distributions for 1997 were as follows:

                                   Common     Preferred A   Preferred B   Preferred C    Preferred D
                                  Dividends    Dividends     Dividends     Dividends      Dividends
                                  ---------   -----------   -----------   ------------   ------------
Ordinary........................    56.44%       84.88%        84.88%         84.88%         84.88%
Return of Capital...............    33.50            0             0              0              0
Long-term capital gain..........    10.06        15.12         15.12          15.12          15.12
                                   ------       ------        ------         ------         ------
                                   100.00%      100.00%       100.00%        100.00%        100.00%

     On January 19, 1998, the Company declared a $.41 per common share, $.4375 per Preferred A share, $.55125 per Preferred B share, $.5375 per Preferred C share and $1.03625 per Preferred D per share dividend payable on March 31, 1998.

     The Company's dividend reinvestment plan allows any shareholder to elect to use all or a portion of cash dividends paid to acquire additional shares of the Company's common stock at a price equal to 95% of the higher of: (a) the average of the high and low sales prices of the Company's common stock on the dividend payment date, or (b) the average of the daily high and low sales prices for the ten trading days prior to the dividend payment date. During 1997, 550,876 shares were issued at a total value of $11.5 million.

     In December 1993, the Company established a Stock Purchase Plan which provides holders of the Company's common stock and preferred stock with a method of purchasing additional common stock of the Company through optional cash payments without fees and at a 5% discount. Optional cash payments are subject to the limitation that the number of shares of common stock which can be purchased cannot exceed the number of shares of common and preferred stock owned by the shareholder. During 1997, 233,031 shares were issued for a total value of $4.9 million.

PART II

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10 -- Directors and Executive Officers of the Registrant

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

Item 11 -- Executive Compensation

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

Item 13 -- Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) FINANCIAL STATEMENTS. The following schedule lists the financial statements as filed as part of this report:

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

2. FINANCIAL STATEMENT SCHEDULES. The following schedule lists the financial statement schedules required to be filed by Item 8 and Item 14(d) of Form 10-K:

         Report of Independent Public Accountants on Schedules
         Real Estate and Accumulated Depreciation

3. Exhibits.

  (3.i)  --   Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4(a) to the Company's Shelf
              Registration Statement on Form S-3 filed December 15, 1995, file number 33-65067), as amended by Articles of Amendment to Articles of Incorporation re Series D Preferred Stock
              (incorporated herein by reference to Exhibit 4 to the
              Company's current report on Form 8-K filed December 11,
              1996), and as further amended by Articles of Amendment to
              Articles of Incorporation re Series E Preferred Stock
              (incorporated herein by reference to Exhibit B of the
              Company's Form 8-A filed February 11, 1998).
 (3.ii)  --   By-laws (incorporated herein by reference to Exhibit 3(ii)
              of Item 14 of the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993).
    (4)  --   INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES
  (4.1)  --   The Company's $120,000,000 7 1/4% Notes due 2005
              (incorporated herein by reference to Item 7, Exhibit 4A to the Company's Form 8-K filed June 23, 1995).
  (4.2)  --   Indenture (incorporated herein by reference to Item 7,
              Exhibit 4B to the Company's Form 8-K filed June 23, 1995).
  (4.3)  --   First Supplemental Indenture (incorporated herein by
              reference to Item 7, Exhibit 4C to the Company's Form 8-K
              filed June 23, 1995).
  (4.4)  --   The Company's $40,000,000 7 1/4% Notes due 2002
              (incorporated herein by reference to Exhibit 4A to the
              Company's on Form 8-K filed September 1, 1995).
  (4.5)  --   The Company's $40,000,000 6.875% Notes due 2003 and
              $40,000,000 6.875% Notes due 2004 (incorporated herein by
              reference to Exhibit 4A to the Company's Form 8-K filed
              November 8, 1995.)
  (4.6)  --   The Company's $50,000,000 6.90% Notes due 2007 (incorporated herein by reference to Exhibit 4A to the Company's Form 8-K filed July 29, 1997.)
  (4.7)  --   The Company's $50,000,000 6.69% Notes due 2006 (incorporated herein by reference to Exhibit 4A to the Company's Form 8-K filed October 31, 1997.)
   (10)  --   MATERIAL CONTRACTS.
 (10.1)  --   $120,000,000 6.625% Senior Notes/Note Purchase Agreement
              (incorporated herein by reference to Exhibit 10.ii of Item 6 of the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1993).

 (10.2)  --   Executive Officer Restricted Stock Loan Plan, as amended
              (incorporated herein by reference to Exhibit (10.2.2) of the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1993).
 (10.3)  --   Employee Stock Ownership Plan and Trust Agreement
              (incorporated herein by reference to Exhibit (10.2.3) of
              Item 14 of the Company's Annual Report on Form 10-K for the
              year ended December 31, 1993).
 (10.4)  --   Credit Agreement between the Company and Lenders dated
              September 16, 1997, (incorporated herein by reference to
              Item 7, Exhibit 10 to the Company's report on Form 8-K filed
              September 22, 1997)
 (10.5)  --   Stock Option and Incentive Plan (incorporated herein by
              reference to Appendix "A" to the Company's 1997 Proxy
              Statement on Form DEF-14A filed March 24, 1997)
   (11)  --   Statement regarding computation of per share earnings.
   (21)  --   Subsidiaries of the subsidiaries of Merry Land & Investment
              Company, Inc.:

                                                           State of       Names Under Which
    Name                               Type of Entity      Formation   Subsidiary Does Business
    ----                             -------------------  -----------  ------------------------
    Merry Land Apartment                                               Merry Land Apartment
      Communities, Inc.............  Corporation          Maryland     Communities
    ML Apartments Limited..........  Corporation          Maryland     ML Apartment Limited
    ML Texas Apartments LP.........  Limited Partnership  Texas        ML Texas Apartments
    ML North Carolina                                                  ML North Carolina
      Apartments LP................  Limited Partnership  Georgia      Apartments LP
                                                                       ML Tennessee Apartments
    ML Tennessee Apartments LP.....  Limited Partnership  Georgia      LP
    ML Alabama Apartments, Inc.....  Corporation          Alabama      ML Alabama Apartments LP
    MLA, Inc.......................  Corporation          Georgia      MLA, Inc.
    McCaslin Riverhill, Ltd........  Limited Partnership  Texas        McCaslin Riverhill
    The Wimberly Apartment Homes,                                      The Wimberly Apartment
      Ltd..........................  Limited Partnership  Texas        Homes
    McCaslin Hidden Lakes, Ltd.....  Limited Partnership  Texas        McCaslin Hidden Lakes
   (23)  --   Consent of Arthur Andersen, LLP
   (27)  --   Financial Data Schedule (for SEC use only).
     b)  --   Reports on Form 8-K. The registrant filed reports on Form
              8-K during the last quarter of 1997 as follows with respect to the following matters.

Form                Items                    Date Filed        Location     Financial Statements
----  ----------------------------------  -----------------  -------------  --------------------
8-K   5,7 (Acquisition of four apartment  October 8, 1997     Duluth, Ga    Audited Statements
      communities)                                           Dallas, Tex.   and Pro Forma
                                                                            Financial Statements
8-K   5 (Acquisition of two apartment     October 8, 1997    Houston, Tex.  N/A
      communities)
8-K   5,7 ($50MM 6.69% Notes due 2006)    October 31, 1997        N/A       N/A
8-K   5 (Completion of Public Offering    February 13, 1998       N/A       N/A
      of Series E Preferred Stock)

To the Shareholders of
Merry Land & Investment Company, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 16, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in
Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

      /s/ ARTHUR ANDERSEN LLP
--------------------------------------
         Arthur Andersen LLP

Atlanta, Georgia
January 16, 1998

PART IV

Item 14 -- Schedule XI -- Real Estate and Accumulated Depreciation for the Year Ending December 31, 1996:

                                                                             COST CAPITALIZED            GROSS AMOUNT AT WHICHGROS
                                            INITIAL COST TO COMPANY      SUBSEQUENT TO ACQUISITION   CARRIED AT DECEMBER 31, 1CARR
                                         -----------------------------   -------------------------   -----------------------------
                                ENCUM-                   BUILDINGS &                     CARRYING                    BUILDINGS &
RESIDENTIAL                    BRANCES       LAND        IMPROVEMENTS    IMPROVEMENTS      COST          LAND        IMPROVEMENTS
-----------                    --------  ------------   --------------   ------------   ----------   ------------   --------------
Adams Farm...................            $  1,500,000   $   12,712,085   $ 14,334,143                $  1,500,000   $   27,046,228
Audubon Village..............               3,576,000       15,671,192      1,127,193                   3,576,000       16,798,385
Augustine Club...............               1,110,000        6,330,825      1,027,057                   1,110,000        7,357,882
Auvers Village...............               3,840,000       17,219,224      1,831,230                   3,840,000       19,050,454
Beach Club...................               2,080,000        9,957,175        384,122                   2,080,000       10,341,297
Belmont Crossing.............               1,580,000       10,983,800        971,654                   1,580,000       11,955,454
Belmont Landing..............               2,120,000       13,195,900      1,418,343                   2,120,000       14,614,243
Berkshire Place..............                 805,550        7,166,331      1,051,951                     805,550        8,218,282
Bermuda Cove.................               1,503,000       13,553,192        919,341                   1,503,000       14,472,533
Bishop Park..................               2,592,000       13,375,363      1,158,803                   2,592,000       14,534,166
Broadway.....................                  65,000          259,675      1,567,939                      65,000        1,827,614
Champions Club...............                 954,000        9,083,755        448,371                     954,000        9,532,126
Champions Park...............               1,134,000       10,158,363        569,070                   1,134,000       10,727,433
Chatelaine Park..............               1,818,000       21,740,650        150,043                   1,818,000       21,890,693
Chatham Wood.................                 700,000        5,620,292      1,105,789                     700,000        6,726,081
Cherry Creek.................                 635,000        2,901,168     20,711,036                     635,000       23,612,204
Claire Pointe................               2,048,000        9,710,500      2,080,518                   2,048,000       11,791,018
Clary's Crossing.............                 891,000       10,883,905        362,725                     891,000       11,246,630
Colony Place.................               1,500,000       16,142,858        826,636                   1,500,000       16,969,494
Conway Station...............               1,936,000        7,939,000      1,541,663                   1,936,000        9,480,663
Copper Terrace...............               1,200,000        9,985,256        997,101                   1,200,000       10,982,357
Country Club Place...........                 912,000        7,717,525        490,213                     912,000        8,207,738
Coventry at City View........               2,160,000       19,980,440        137,073                   2,160,000       20,117,513
Cypress Cove.................               1,630,000       12,880,863      1,734,707                   1,630,000       14,615,570
Deerbrook....................               1,008,000        5,133,133      1,000,503                   1,008,000        6,133,636
Duraleigh Woods..............               1,629,000       15,936,411        987,441                   1,629,000       16,923,852
English Hills................               1,260,000        8,584,736        696,681                   1,260,000        9,281,417
Essex Place..................                 888,000        4,241,225        228,921                     888,000        4,470,146
Estates on Quarry Lake.......    (e)        1,963,000       16,037,341        285,468                   1,963,000       16,322,809
Falls........................               1,440,000        6,210,000        940,447                   1,440,000        7,150,447
Greentree....................                 325,000        6,001,731      1,065,060                     325,000        7,066,791
Gwinnett Crossing............               2,632,000       16,839,075      1,433,842                   2,632,000       18,272,917
Hammocks at Long Point.......                 258,277       21,126,910              0                     258,277       21,126,910
Harvest Grove................                 752,000        9,759,351      1,068,936                     752,000       10,828,287
Haywood Pointe...............                 480,000        5,917,041        672,998                     480,000        6,590,039
Hickory Creek................               1,323,000       12,864,616      1,410,628                   1,323,000       14,275,244
Hidden Lakes.................               1,872,000       18,134,684        133,848                   1,872,000       18,268,532
Hollows......................                 450,000        5,256,127        833,452                     450,000        6,089,579
Hunt Club....................                 990,000        9,016,445        894,165                     990,000        9,910,610
Huntington...................                 485,100        4,371,125        478,590                     485,100        4,849,715
Indigo Plantation............               1,520,000        9,414,575        680,577                   1,520,000       10,095,152

                                       GROSS AMOUNT AT WHICH
                                       CARRIED AT DECEMBER 31, 1997
                                       ---------------------   ACCUMULATED
                                        &         TOTAL        DEPRECIATION     DATE OF        DATE     DEPRECIABLE
RESIDENTIAL                            NTS         (A)             (A)        CONSTRUCTION   ACQUIRED      LIFE
-----------                            ----   --------------   ------------   ------------   --------   -----------
Adams Farm...................                 $   28,546,228   $  2,105,408        1987         1994     5-50 yr.
Audubon Village..............                     20,374,385      2,567,866        1990         1993     5-50 yr.
Augustine Club...............                      8,467,882      1,192,864        1988         1993     5-50 yr.
Auvers Village...............                     22,890,454      2,945,724        1991         1993     5-50 yr.
Beach Club...................                     12,421,297      1,073,315        1990         1995     5-50 yr.
Belmont Crossing.............                     13,535,454      1,802,704        1988         1993     5-50 yr.
Belmont Landing..............                     16,734,243      2,157,767        1988         1993     5-50 yr.
Berkshire Place..............                      9,023,832      2,270,885        1982         1990     5-50 yr.
Bermuda Cove.................                     15,975,533      1,419,457        1989         1994     5-50 yr.
Bishop Park..................                     17,126,166      2,061,461        1991         1993     5-50 yr.
Broadway.....................                      1,892,614        576,333        1918(b)      1983     5-50 yr.
Champions Club...............                     10,486,126        907,966        1988         1994     5-50 yr.
Champions Park...............                     11,861,433      1,017,354        1987         1994     5-50 yr.
Chatelaine Park..............                     23,708,693        212,144        1996         1997     5-50 yr.
Chatham Wood.................                      7,426,081      2,048,209        1986         1990     5-50 yr.
Cherry Creek.................                     24,247,204      1,130,975        1986         1994     5-50 yr.
Claire Pointe................                     13,839,018      1,497,947        1986         1993     5-50 yr.
Clary's Crossing.............                     12,137,630      1,048,827        1984         1994     5-50 yr.
Colony Place.................                     18,469,494      2,388,834        1991         1993     5-50 yr.
Conway Station...............                     11,416,663      1,249,086        1987         1993     5-50 yr.
Copper Terrace...............                     12,182,357      1,970,553        1989         1992     5-50 yr.
Country Club Place...........                      9,119,738        351,970        1987         1996     5-50 yr.
Coventry at City View........                     22,277,513        327,271        1996         1997     5-50 yr.
Cypress Cove.................                     16,245,570      2,254,648        1990         1993     5-50 yr.
Deerbrook....................                      7,141,636      1,018,817        1983         1993     5-50 yr.
Duraleigh Woods..............                     18,552,852      1,650,774        1987         1994     5-50 yr.
English Hills................                     10,541,417        947,313        1984         1994     5-50 yr.
Essex Place..................                      5,358,146        293,958        1989         1996     5-50 yr.
Estates on Quarry Lake.......                     18,285,809        773,253        1995         1996     5-50 yr.
Falls........................                      8,590,447      1,074,647        1985         1993     5-50 yr.
Greentree....................                      7,391,791      2,077,609        1983         1986     5-50 yr.
Gwinnett Crossing............                     20,904,917      2,635,148        1990         1992     5-50 yr.
Hammocks at Long Point.......                     21,385,187        258,814        1990         1992     5-50 yr.
Harvest Grove................                     11,580,287      1,885,051        1986         1992     5-50 yr.
Haywood Pointe...............                      7,070,039      1,464,170        1985         1991     5-50 yr.
Hickory Creek................                     15,598,244      1,418,863        1984         1994     5-50 yr.
Hidden Lakes.................                     20,140,532        177,901        1996         1997     5-50 yr.
Hollows......................                      6,539,579      1,467,167        1987         1991     5-50 yr.
Hunt Club....................                     10,900,610      1,748,398        1990         1992     5-50 yr.
Huntington...................                      5,334,815        846,763        1986         1992     5-50 yr.
Indigo Plantation............                     11,615,152      1,204,856        1989         1994     5-50 yr.

                                                                             COST CAPITALIZED            GROSS AMOUNT AT WHICHGROS
                                            INITIAL COST TO COMPANY      SUBSEQUENT TO ACQUISITION   CARRIED AT DECEMBER 31, 1CARR
                                         -----------------------------   -------------------------   -----------------------------
                                ENCUM-                   BUILDINGS &                     CARRYING                    BUILDINGS &
RESIDENTIAL                    BRANCES       LAND        IMPROVEMENTS    IMPROVEMENTS      COST          LAND        IMPROVEMENTS
-----------                    --------  ------------   --------------   ------------   ----------   ------------   --------------
Kimmerly Glen................            $  1,040,000   $    8,071,809   $    526,330                $  1,040,000   $    8,598,139
La Tour Fontaine.............    (g)        2,916,000       12,418,026         81,250                   2,916,000       12,499,276
Lake Point...................               1,058,975        8,096,736      1,583,233                   1,058,975        9,679,969
Lakeridge....................               2,100,000        9,600,000        408,950                   2,100,000       10,008,950
Landings.....................               1,314,000        9,978,363        538,603                   1,314,000       10,516,966
Laurel Gardens...............               4,800,000       20,742,850        936,471                   4,800,000       21,679,321
Lexington Glen...............               5,760,000       24,320,449      1,729,762                   5,760,000       26,050,211
Lexington Park...............               2,016,000        8,518,000        846,151                   2,016,000        9,364,151
Lofton Place.................               2,240,000       11,960,000        980,063                   2,240,000       12,940,063
Madison at Cedar Springs.....               2,470,000       21,562,604        390,469                   2,470,000       21,953,073
Madison at Chase Oaks........               3,055,000       25,957,233        595,430                   3,055,000       26,552,663
Madison at Melrose...........               1,300,000       12,613,527        172,478                   1,300,000       12,786,005
Madison at River Sound.......                 838,529        7,369,277     33,776,110                     838,529       41,145,387
Madison at Round Grove.......               2,626,000       22,060,707        525,830                   2,626,000       22,586,537
Madison at Stone Creek.......               2,535,000       20,986,021        383,551                   2,535,000       21,369,572
Madison at the Arboretum.....               1,046,500        9,054,154        366,784                   1,046,500        9,420,938
Madison on the Parkway.......               2,444,000       22,020,109        516,804                   2,444,000       22,536,913
Magnolia Villa...............                 351,001        4,159,438      1,198,887                     351,001        5,358,325
Mariner Club.................    (f)        1,824,000       16,227,875        430,803                   1,824,000       16,658,678
Marsh Cove...................                 329,786        6,649,280      1,124,748                     329,786        7,774,028
Mission Bay..................               2,432,000       14,107,966        803,187                   2,432,000       14,911,153
Misty Woods..................                 720,000        7,959,871      2,935,193                     720,000       10,895,064
The Oaks.....................               2,196,744       18,053,471        162,921                   2,196,744       18,216,392
Parc Royale..................    (h)        2,223,000       10,598,821         68,750                   2,223,000       10,667,571
Palms at South Shore.........               1,200,000       11,010,416         99,977                   1,200,000       11,110,393
Plantations at Killearn......    (d)          828,000        6,563,020        294,134                     828,000        6,857,154
The Point....................               1,700,000       19,600,290        228,253                   1,700,000       19,828,543
Polos........................               1,640,000       12,945,374        827,473                   1,640,000       13,772,847
Polos East...................               1,386,000       14,775,063        330,178                   1,386,000       15,105,240
Princeton Square.............                 864,000        5,252,025      2,444,531                     864,000        7,696,556
Promenade....................               2,171,000       18,535,275        374,936                   2,171,000       18,910,211
Quarterdeck..................                 580,000        8,216,250        885,105                     580,000        9,101,355
Ranchstone...................                 777,000       10,480,126         95,684                     777,000       10,575,810
Regency......................                 890,000       10,318,505        252,582                     890,000       10,571,087
Richmond Townhomes...........    (j)          940,000       11,919,983        102,992                     940,000       12,022,975
Riverhill....................               2,004,000       19,980,334       (106,874)                  2,004,000       19,873,460
Royal Oaks...................               1,988,000        9,663,149        754,412                   1,988,000       10,417,561
Sailboat Bay.................                 960,000        4,937,213        493,690                     960,000        5,430,903
Sedona Springs...............               2,574,000       24,834,228        305,720                   2,574,000       25,139,948
Shadow Lake..................               1,140,000        8,397,085        449,955                   1,140,000        8,847,040
Shoal Run....................               1,380,000        9,437,830        709,707                   1,380,000       10,147,537
Sommerset Place..............                 360,000        4,235,504      1,005,194                     360,000        5,240,698
Spicewood Springs............               1,536,000       13,614,751      1,795,060                   1,536,000       15,409,811
Steeple Chase................               1,111,500        7,671,643        520,873                   1,111,500        8,192,516
Summit Place.................                 411,500        6,891,173      1,043,287                     411,500        7,934,460
Sweetwater Glen..............                 500,000        4,571,011      1,369,336                     500,000        5,940,347

                                       GROSS AMOUNT AT WHICH
                                       CARRIED AT DECEMBER 31, 1997
                                       ---------------------   ACCUMULATED
                                        &         TOTAL        DEPRECIATION     DATE OF        DATE     DEPRECIABLE
RESIDENTIAL                            NTS         (A)             (A)        CONSTRUCTION   ACQUIRED      LIFE
-----------                            ----   --------------   ------------   ------------   --------   -----------
Kimmerly Glen................                 $    9,638,139   $    876,504        1986         1995     5-50 yr.
La Tour Fontaine.............                     15,415,276                       1994         1997     5-50 yr.
Lake Point...................                     10,738,944      2,105,636        1984         1989(c)  5-50 yr.
Lakeridge....................                     12,108,950      1,306,296        1991         1993     5-50 yr.
Landings.....................                     11,830,966      1,046,636        1986         1994     5-50 yr.
Laurel Gardens...............                     26,479,321      2,237,950        1989         1995     5-50 yr.
Lexington Glen...............                     31,810,211      3,475,702        1990         1993     5-50 yr.
Lexington Park...............                     11,380,151      1,329,915        1988         1993     5-50 yr.
Lofton Place.................                     15,180,063      1,825,613        1988         1993     5-50 yr.
Madison at Cedar Springs.....                     24,423,073      2,144,146        1995         1995     5-50 yr.
Madison at Chase Oaks........                     29,607,663      2,147,427        1995         1995     5-50 yr.
Madison at Melrose...........                     14,086,005        995,869        1995         1995     5-50 yr.
Madison at River Sound.......                     41,983,916        674,124        1996         1996     5-50 yr.
Madison at Round Grove.......                     25,212,537      2,037,188        1995         1995     5-50 yr.
Madison at Stone Creek.......                     23,904,572      1,674,579        1995         1995     5-50 yr.
Madison at the Arboretum.....                     10,467,438        646,117        1995         1996     5-50 yr.
Madison on the Parkway.......                     24,980,913      2,118,479        1995         1995     5-50 yr.
Magnolia Villa...............                      5,709,326      1,461,626        1986         1986     5-50 yr.
Mariner Club.................                     18,482,678      1,093,465        1988         1996     5-50 yr.
Marsh Cove...................                      8,103,814      2,206,008        1983         1986     5-50 yr.
Mission Bay..................                     17,343,153      2,118,959        1991         1993     5-50 yr.
Misty Woods..................                     11,615,064      2,261,396        1984         1991     5-50 yr.
The Oaks.....................                     20,413,136        356,981        1996         1997     5-50 yr.
Parc Royale..................                     12,890,571              0        1994         1997     5-50 yr.
Palms at South Shore.........                     12,310,393        182,789        1990         1997     5-50 yr.
Plantations at Killearn......                      7,685,154        275,988        1990         1996     5-50 yr.
The Point....................                     21,528,543        388,061        1996         1997     5-50 yr.
Polos........................                     15,412,847      2,035,558        1991         1993     5-50 yr.
Polos East...................                     16,491,240        398,211        1991         1997     5-50 yr.
Princeton Square.............                      8,560,556      1,259,496        1984         1992     5-50 yr.
Promenade....................                     21,081,211      1,682,822        1994         1994     5-50 yr.
Quarterdeck..................                      9,681,355      1,894,352        1986         1989     5-50 yr.
Ranchstone...................                     11,352,810        278,974        1996         1997     5-50 yr.
Regency......................                     11,461,087        448,552        1986         1996     5-50 yr.
Richmond Townhomes...........                     12,962,975        117,059        1995         1997     5-50 yr.
Riverhill....................                     21,877,460        194,702        1996         1997     5-50 yr.
Royal Oaks...................                     12,405,561      1,559,864        1991         1993     5-50 yr.
Sailboat Bay.................                      6,390,903        824,483        1986         1993     5-50 yr.
Sedona Springs...............                     27,713,948      1,961,223        1995         1996     5-50 yr.
Shadow Lake..................                      9,987,040      1,053,170        1989         1994     5-50 yr.
Shoal Run....................                     11,527,537        497,626        1986         1996     5-50 yr.
Sommerset Place..............                      5,600,698      1,546,712        1983         1990     5-50 yr.
Spicewood Springs............                     16,945,811      2,885,884        1986         1992     5-50 yr.
Steeple Chase................                      9,304,016        822,147        1986         1994     5-50 yr.
Summit Place.................                      8,345,960      2,192,178        1985         1985     5-50 yr.
Sweetwater Glen..............                      6,440,347      1,029,963        1986         1992     5-50 yr.

                                                                             COST CAPITALIZED            GROSS AMOUNT AT WHICHGROS
                                            INITIAL COST TO COMPANY      SUBSEQUENT TO ACQUISITION   CARRIED AT DECEMBER 31, 1CARR
                                         -----------------------------   -------------------------   -----------------------------
                                ENCUM-                   BUILDINGS &                     CARRYING                    BUILDINGS &
RESIDENTIAL                    BRANCES       LAND        IMPROVEMENTS    IMPROVEMENTS      COST          LAND        IMPROVEMENTS
-----------                    --------  ------------   --------------   ------------   ----------   ------------   --------------
Timber Hollow................            $    800,000   $    5,214,004   $    635,302                $    800,000   $    5,849,306
Timberwalk...................               1,988,000        9,833,825      1,013,729                   1,988,000       10,847,554
Trails at Briar Forest.......    (i)        2,380,000       19,936,610        168,768                   2,380,000       20,105,378
Valencia Plantation..........                 873,000        9,033,168        291,166                     873,000        9,324,334
Viridian Lake................                 960,000       11,022,351        906,223                     960,000       11,928,574
Waterford....................               3,024,000       15,027,450      1,328,306                   3,024,000       16,355,756
Waterford Place..............                 900,000       10,222,867        131,512                     900,000       10,354,378
Waterford Village............               1,888,000       10,950,825        868,740                   1,888,000       11,819,565
Waters Edge..................                 448,000        6,490,069      1,000,539                     448,000        7,490,608
Welleby Lake.................               3,648,000       13,152,000      1,632,824                   3,648,000       14,784,824
West Wind Landing............                 960,000        5,597,500        704,280                     960,000        6,301,780
Willow Trail.................               1,120,000        6,088,097        706,973                   1,120,000        6,795,070
Wimberly.....................               2,232,000       24,274,684        182,792                   2,232,000       24,457,476
Windridge....................               1,224,000        9,971,854        989,319                   1,224,000       10,961,173
Windsor Place................                 377,500        6,195,990      1,618,101                     377,500        7,814,091
Woodcrest....................                  73,163               --      8,293,835   $  523,036         73,163        8,625,884
Woodknoll....................                 125,000        1,076,646        352,155                     125,000        1,428,801
Miscell......................                 138,399          626,133        869,118                     138,399        1,495,251
                                         ------------   --------------   ------------   ----------   ------------   --------------
Total Residential............             157,301,524    1,181,664,767    156,810,925      523,036    157,301,524    1,383,807,741
                                         ------------   --------------   ------------   ----------   ------------   --------------
Commercial...................                 791,726        3,089,125      1,482,180           --        791,726        4,571,305
Development in Progress......              14,395,165               --     29,968,766    3,977,716     24,698,865       23,642,782
Land.........................               4,089,470               --             --           --      4,089,470               --
                                         ------------   --------------   ------------   ----------   ------------   --------------
Total........................            $176,303,820   $1,184,753,892   $188,261,781   $4,500,752   $186,607,520   $1,367,021,828
                                         ============   ==============   ============   ==========   ============   ==============

                                       GROSS AMOUNT AT WHICH
                                       CARRIED AT DECEMBER 31, 1997
                                       ---------------------   ACCUMULATED
                                        &         TOTAL        DEPRECIATION     DATE OF        DATE     DEPRECIABLE
RESIDENTIAL                            NTS         (A)             (A)        CONSTRUCTION   ACQUIRED      LIFE
-----------                            ----   --------------   ------------   ------------   --------   -----------
Timber Hollow................                 $    6,649,306   $  1,392,730        1986         1991     5-50 yr.
Timberwalk...................                     12,835,554      1,754,512        1987         1993     5-50 yr.
Trails at Briar Forest.......                     22,485,378        198,882        1991         1997     5-50 yr.
Valencia Plantation..........                     10,197,334        397,505        1990         1996     5-50 yr.
Viridian Lake................                     12,888,574      2,065,934        1991         1992     5-50 yr.
Waterford....................                     19,379,756      2,555,627        1988         1993     5-50 yr.
Waterford Place..............                     11,254,378        436,642        1994         1996     5-50 yr.
Waterford Village............                     13,707,565      1,244,745        1989         1994     5-50 yr.
Waters Edge..................                      7,938,608      1,799,737        1985         1988     5-50 yr.
Welleby Lake.................                     18,432,824      2,024,155        1991         1993     5-50 yr.
West Wind Landing............                      7,261,780        951,766        1985         1993     5-50 yr.
Willow Trail.................                      7,915,070      1,081,288        1985         1993     5-50 yr.
Wimberly.....................                     26,689,476        237,448        1996         1997     5-50 yr.
Windridge....................                     12,185,173      1,036,709        1982         1994     5-50 yr.
Windsor Place................                      8,191,591      1,724,596        1984         1989     5-50 yr.
Woodcrest....................                      8,699,047      2,674,414        1982         1983     5-50 yr.
Woodknoll....................                      1,553,801        643,579        1975         1982     5-50 yr.
Miscell......................                      1,633,650        469,971     various      various     5-50 yr.
                                              --------------   ------------     -------      -------    -----------
Total Residential............                  1,496,109,265    139,883,740
                                              --------------   ------------
Commercial...................                      5,363,031      1,370,506     various      various     5-50 yr.
Development in Progress......                     48,341,647             --
Land.........................                      4,089,470         29,526
                                              --------------   ------------     -------      -------    -----------
Total........................                 $1,553,873,887   $141,283,772
                                              ==============   ============

Notes:

(a) Reconciliations of total real estate carrying value and accumulated depreciation for the years ending December 31, 1997, 1996 and 1995 are as follows:

                                                   Real Estate                                 Accumulated Depreciation
                                --------------------------------------------------    -------------------------------------------
                                     1997              1996              1995             1997            1996           1995
                                --------------    --------------    --------------    ------------    ------------    -----------
Balance at beginning of
  period......................  $1,242,471,071    $1,040,255,976    $  814,435,663    $101,267,134    $ 67,627,934    $41,362,624
Additions -- acquisitions and
  improvements................     335,099,751       216,470,076       225,806,187      42,463,748      34,489,629     26,265,310
Deductions -- cost of real
  estate sold.................      23,696,935        14,224,981            15,874       2,447,110         850,429              0
                                --------------    --------------    --------------    ------------    ------------    -----------
Balance at end of period......  $1,553,873,887    $1,242,471,071    $1,040,225,976    $141,283,772    $101,267,134    $67,627,934
                                ==============    ==============    ==============    ============    ============    ===========

(b) This property was substantially renovated by the Company following acquisition.
(c) Additional apartment units acquired in 1992.
(d) This property secures a term loan. At December 31, 1997, the balance outstanding was $5,146,989.
(e) This property secures two term loans. At December 31, 1997, the balances outstanding were $1,983,098 and $10,659,152.
(f) This property secures a term loan. At December 31, 1997, the balance outstanding was $9,600,000.
(g) This property secures a term loan. At December 31,1997, the balance was $9,827,808.
(h) This property secures a term loan. At December 31,1997, the balance was $8,928,467.
(i) This property secures three term loans. At December 31, 1997, the balances outstanding were $773,035, $8,016,267, and $5,923,839.
(j) This property secures a term loan. At December 31,1997, the balance was $9,423,036.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

MERRY LAND & INVESTMENT
COMPANY, INC.
(Registrant)

      /s/ W. TENNENT HOUSTON
--------------------------------------
          W. Tennent Houston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ BOONE A. KNOX                    Chairman of the Board and      February 23, 1998
-----------------------------------------------------    Director
                    Boone A. Knox

               /s/ W. TENNENT HOUSTON                  President, Chief Executive     February 23, 1998
-----------------------------------------------------    Officer and Director
                 W. Tennent Houston

               /s/ MICHAEL N. THOMPSON                 Executive Vice President,      February 23, 1998
-----------------------------------------------------    Chief Operating Officer and
                 Michael N. Thompson                     Director

                 /s/ W. HALE BARRETT                   Secretary and Director         February 23, 1998
-----------------------------------------------------
                   W. Hale Barrett

               /s/ HUGH CALVIN LONG II                 Director                       February 23, 1998
-----------------------------------------------------
                 Hugh Calvin Long II

                 /s/ ROBERT P. KIRBY                   Director                       February 23, 1998
-----------------------------------------------------
                   Robert P. Kirby

                  /s/ PAUL S. SIMON                    Director                       February 23, 1998
-----------------------------------------------------
                    Paul S. Simon

                 /s/ DORRIE E. GREEN                   Vice President and Chief       February 23, 1998
-----------------------------------------------------    Financial Officer
                   Dorrie E. Green

                /s/ RONALD J. BENTON                   Vice President and Controller  February 23, 1998
-----------------------------------------------------
                  Ronald J. Benton