Form 10-K/A
period 1997-12-31
MERRY LAND & INVESTMENT CO INC
filed 1998-04-10
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              _________________
                                 FORM 10-K/A
                               AMENDMENT NO. 1
                              _________________

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                           For the fiscal year ended

                               DECEMBER 31, 1997

                       Commission file number: 001-11081
                              ________________

                    MERRY LAND & INVESTMENT COMPANY, INC.
                                 P.O. Box 1417
                            Augusta, Georgia 30903
                                 706-722-6756
State of Incorporation: Georgia        I.R.S. Employer Identification Number:
                                                                   58-0961876

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

The aggregate market value of the voting stock held by non affiliates of the registrant on January 30, 1998: Common Stock, no par value--$819,689,731 (all shares other than those owned or controlled by officers, directors, and 5% shareholders).

The number of shares of common stock outstanding as of January 31, 1998 was 39,506,587.

Documents incorporated by reference: The 1998 definitive proxy statement to be mailed to shareholders for the annual meeting scheduled for April 20, 1998, is incorporated by reference into Part III of this form 10-K.

                              TABLE OF CONTENTS

                                                             PAGE
PART I                                                       ----

Item 1 Business                                                 1

Item 2 Properties                                               9

Item 3 Legal Proceedings                                       15

Item 4 Submission of Matters to a Vote of Security Holders     15


PART II

Item  5  Market  for  the Registrant's Common Stock and Related Shareholders'
Matters                                                         16

Item 6 Selected Financial Data                                  20

Item  7 Management's Discussion  and  Analysis  of  Financial  Condition  and
Results of Operations                                           21

Item 8 Financial Statements and Supplementary Data              30

Item  9  Changes  in  and  Disagreements  with  Accountants on Accounting and
Financial Disclosure                                            41


PART III

Item 10 Directors and Executive Officers of the Registrant      41

Item 11 Executive Compensation                                  41

Item 12 Security Ownership of Certain Beneficial Owners
and Management                                                  41

Item 13 Certain Relationships and Related Transactions          41


PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K 42

PART I

Item 1--Business

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

   The following table summarizes the Company's apartment holdings by major market as of December 31, 1997 (dollars in millions):

                                                             INVESTMENT
MARKET                                              UNITS      AT COST    % OF COST
Dallas/Ft. Worth, Texas                             3,208    $  209.3        14%
Atlanta, Georgia                                    4,235       208.6         14
Orlando, Florida                                    2,404       119.0          8
Charlotte, North Carolina                           2,459       113.6          8
Jacksonville, Florida                               2,550       107.1          7
Houston, Texas                                      1,457        87.4          6
Austin, Texas                                       1,249        80.4          5
Ft. Lauderdale, Florida                             1,144        72.5          5
Tampa, Florida                                      1,449        70.6          5
Ft. Myers, Florida                                  1,268        59.2          4
Savannah, Georgia                                   1,149        55.2          4
Raleigh, North Carolina                             1,256        48.8          3
Nashville, Tennessee                                  587        35.5          2
Charleston, South Carolina                            880        34.2          2
Others                                              4,231       194.7         12
                                                   ------    --------       ----
                                                   29,526    $1,496.1       100%


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

     The following table summarizes the Company's growth in recent years (dollars in thousands):

                                        1997        1996         1995       1994       1993
                                        ----        ----         ----       ----       ----
 Units acquired                        4,104       2,475        3,444      4,872      7,452
 Units developed                         936         414           --         --         --
 Total units owned at end
 of period                            29,526      24,936       22,296     18,852     13,981
 Total cost of apartments         $1,496,109  $1,175,427   $1,009,056   $796,436   $554,589
 Total apartment rental income    $  208,363  $  176,053   $  144,283   $101,667   $ 54,565

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


COMMUNITY                    LOCATION          UNITS         BUILT            COST
                             --------          -----         -----            ----
Trails at Briar Forest    Houston, Texas        476           1990           $22,150
La Tour Fontaine          Houston, Texas        162           1994            15,250
Parc Royale               Houston, Texas        171           1994            12,750
Richmond Townhomes        Houston, Texas        188           1995            12,700
Palms at South Shore      Houston, Texas        240           1990            12,210
Ranchstone                Houston, Texas        220           1996            11,250
Wimberly              Dallas/Ft. Worth, Texas   372           1996            26,500
Coventry at City View Dallas/Ft. Worth, Texas   360           1996            22,140
Riverhill             Dallas/Ft. Worth, Texas   334           1996            22,000
Hidden Lakes          Dallas/Ft. Worth, Texas   312           1997            20,000
The Point           Charlotte, North Carolina   340           1996            21,300
The Oaks            Charlotte, North Carolina   318           1996            20,250
Chatelaine Park          Atlanta, Georgia       303           1996            23,413
Polos East               Orlando, Florida       308           1991            16,000
                                               ----                          -------
                                              4,104                         $257,913

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

                                                                    Expected         Cost of
                                                       Units        Delivery        Delivered
 Community                    Location                Planned       in 1998           Units
 ---------                    --------                -------       -------          -------
 Hammocks at Long Point     Savannah, Georgia           308           24            $ 1,914
 Carriage Homes at Wyndham  Richmond, Virginia          264          264             26,071
 Madison at Bridford Lake  Greensboro, North Carolina   320          320             24,791
 Madison at Satellite Place  Atlanta, Georgia           424          308             25,715
 Cherry Creek III           Nashville, Tennessee        220          160             12,186
 Spring Oak                 Richmond, Virginia          506          132             10,467
                                                        ---          ---            -------
                                                      2,042        1,208           $101,144

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

     The following is a detailed listing of the communities to be acquired:


                                                YEAR                    SQ. FT.                      12/31/97
 COMMUNITY                 LOCATION            BUILT       UNITS       PER UNIT     AVG. RENT         OCCUP.
 ---------                 --------            -----       -----       --------     ---------        --------
 Wood Forest             Daytona Beach         1985        144            822       $  568             93%
 Oaks at Baymeadows      Jacksonville          1985        248            995          637             88
 Oaks at Regency         Jacksonville          1985        159            844          562             86
 Oaks at Orange Park     Jacksonville          1986        280            845          603             92
 Vinings at Lake
 Buena Vista               Orlando             1988        400            927          696             97
 Chicasaw Crossing         Orlando             1986        292            850          613             95
 Vinings Club at Metrowest Orlando             1997        411          1,182        1,005            (1)
 Vinings at Lenox Place    Orlando             1998        456          1,011          851            (2)
 Beneva Place             Sarasota             1986        192            882          683             96
 Vinings Club at Boot
 Ranch                      Tampa              1996        432            956          773             94
 Vinings at Carrollwood
 Place                      Tampa              1995        432            970          738             93
 Forest Place               Tampa              1985        244            813          577             97
 Horizon Place              Tampa              1985        304            841          605             97
                                               ----        ---            ---        -----            ---
 Weighted Average or Total                     1990      3,994            941       $  717            94%

 ----------
 (1) Under lease-up at December 31, 1997.
 (2) Under construction at December 31, 1997.


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

     The acquisition will bring Merry Land's investment in Florida apartments to $746 million, an increase of 50%, and will represent a 17% increase in the Company's total investment in apartments based on total cost. Following the transaction, Merry Land's Florida communities will represent about 43% of the Company's total apartments at cost. The following table includes Merry Land's apartment holdings at December 31, 1997 and the Trammell Crow Residential Portfolio:


                                                                                   % of
                              TCR       Merry Land    Total    Investment      Investment
 City                        Units        Units       Units      at Cost          at Cost
 ----                        -----      ----------    -----    ----------      ----------
                                                               (millions)
 Orlando                     1,559        2,404       3,963    $  235.0            13.5%
 Tampa                       1,412        1,449       2,861       164.2             9.4
 Jacksonville                  687        2,550       3,237       140.0             8.0
 Ft. Lauderdale                 --        1,144       1,144        72.5             4.2
 Ft. Myers                      --        1,268       1,268        59.2             3.4
 Other Florida                 336        1,447       1,783        75.3             4.3
                             -----       ------      ------       -----            ----
      Total Florida          3,994       10,262      14,256       746.2            42.8

 Dallas/Ft. Worth               --        3,208       3,208       209.3            12.0
 Atlanta                        --        4,235       4,235       208.6            12.0
 Charlotte                      --        2,459       2,459       113.6             6.5
 Houston                        --        1,457       1,457        87.4             5.0
 Austin                         --        1,249       1,249        80.4             4.6
 Other Markets                  --        6,656       6,656       298.6            17.1
                             -----       ------      ------       -----            ----
      Total Portfolio        3,994       29,526      33,520    $1,744.1           100.0%


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

 Item 2--Properties

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

  RESIDENTS. Residents at the Company's apartments typically earn middle and upper middle levels of incomes. They include young professionals, white collar workers, medical personnel, teachers, members of the military, single parents, single adults and young families. These residents are generally "renters by choice"--who have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. The Company believes that demand for its apartments is primarily dependent on the general economic strength of each market's economy and its level of job creation and household formation, and to a lesser extent to prevailing interest rate levels for home mortgage loans. There is a steady turnover of leases at the Company's communities, allowing rents to be adjusted upward as demand allows. Leases are generally for terms of from six to twelve months. About two-thirds of the Company's units turn over each year, a rate the Company believes is typical for higher end apartment communities.

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

      The following table describes the Company's apartment communities at December 31, 1997.

                                                    Average                       Average December Rent(2)  Occupancy
                    Date     Date    Cost(1)    Cost Per Unit Size             Per Month      Per Sq. Ft.      (3)
 Name  Location     Built  Acquired   Units    (In Thousands)Unit(1)(Sq.Ft.)  1996    1997   1996     1997   1996  1997
 ----  --------     -----  --------   ------   -----------------------------  ----    ----   ----     ----   ----  ----
 ALABAMA
 1.   Birmingham     1986     1996      276    $   11,528   $41,766   903     $582    $571   $0.64    $0.63    85%   92%
 FLORIDA
 2.   Daytona        1989     1994      304        11,615    38,208   882      573     586    0.65     0.66    88    95
 3.   Delray Beach   1989     1994      236        13,708    58,083   910      756     809    0.83     0.89    92    98
 4.   Ft. Lauderdale 1987     1996      152         9,120    59,998 1,100      838     849    0.76     0.77    94    95
 5.   Ft. Lauderdale 1989     1995      384        26,479    68,957 1,192      864     883    0.72     0.74    88    93
 6.   Ft. Lauderdale 1988     1996      304        18,483    60,798   931      875     836    0.94     0.90    92    93
 7.   Ft. Lauderdale 1991     1993      304        18,433    60,634 1,061      798     790    0.75     0.74    91    94
                                      -----        ------    ------ -----      ---     ---    ----     ----    ---   ---
                                      1,144        72,515    63,387 1,076      846     841    0.79     0.78    91    94
 8.   Ft. Myers      1990     1995      320        12,421    38,817   872      600     617    0.69     0.71    92    96
 9.   Ft. Myers      1991     1993      300        18,469    61,565 1,136      753     748    0.66     0.66    95    97
 10.  Ft. Myers      1991     1993      328        15,413    46,990   955      650     673    0.68     0.70    94    96
 11.  Ft. Myers      1991     1992      320        12,889    40,277   863      647     663    0.75     0.77    92    96
                                      -----        ------    ------  ----      ---     ---    ----     ----    ---   ---
                                      1,268        59,192    46,681   953      661     674    0.70     0.71    93    96

 12.  Jacksonville   1989     1994      350        15,976    45,644   912      668     683    0.73     0.75    96    96
 13.  Jacksonville   1986     1993      256        13,839    54,059 1,010      693     850    0.69     0.84    97    95
 14.  Jacksonville   1983     1993      144         7,142    49,595 1,293      739     750    0.57     0.58    94    94
 15.  Jacksonville   1984     1992      288         8,561    29,724   738      520     542    0.70     0.73    95    94
 16.  Jacksonville   1991     1993      284        12,406    43,682   816      613     617    0.75     0.76    96    94
 17.  Jacksonville   1986     1992      512        16,946    33,097   759      527     547    0.69     0.72    95    94
 18.  Jacksonville   1987     1993      284        12,836    45,196   851      592     624    0.70     0.73    98    97
 19.  Jacksonville   1988     1993      432        19,380    44,861 1,066      671     682    0.63     0.64    95    95
                                      -----        ------    ------ -----      ---     ---    ----     ----    ---   ---
                                      2,550       107,086    41,995   902      615     646    0.69     0.72    96    95

 20.  Melbourne      1990     1993      326        16,246    49,833 1,027      678     683    0.66     0.67    91    97
 21.  Miami          1991     1993      175        12,109    69,194   970      844     850    0.87     0.88    95    97
 22.  Orlando        1991     1993      480        22,890    47,688 1,021      675     713    0.66     0.70    97    97
 23.  Orlando        1991     1993      324        17,126    52,859   903      637     659    0.71     0.73    94    96
 24.  Orlando        1987     1993      242        11,417    47,176   787      594     622    0.75     0.79    97    98
 25.  Orlando        1989     1992      300        12,182    40,608   902      665     687    0.74     0.76    94    96
 26.  Orlando        1988     1993      252        11,380    45,159   799      601     613    0.75     0.77    89    94
 27.  Orlando        1991     1993      304        17,343    57,050 1,087      763     776    0.70     0.71    91    96
 28.  Orlando        1991     1997      308        16,491    53,543   877      (4)     694     (4)     0.79   (4)    94
 29.  Orlando        1990     1996      194        10,197    52,564   899      684     711    0.76     0.79    96    97
                                      -----        ------    ------  ----      ---     ---    ----     ----    ---   ---
                                      2,404       119,026    49,512   930      663     688    0.72     0.75    94    96
 30.  Tallahassee    1988     1993      222         8,468    38,144   900      633     626    0.70     0.70    86    93
 31.  Tallahassee    1990     1996      184         7,685    41,767   849      628     623    0.74     0.73    94    93
                                      -----        ------    ------  ----      ---     ---    ----     ----    ---   ---
                                        406        16,153    39,786   877      631     625    0.72     0.71    90    93
 32.  Tampa          1990     1993      447        20,374    45,580   849      632     655    0.74     0.77    95    98
 33.  Tampa          1989     1996      148         5,358    36,204   834      626     658    0.75     0.79    97    99
 34.  Tampa          1985     1993      240         8,590    35,794   655      519     521    0.79     0.80    94    96
 35.  Tampa          1988     1993      280        15,180    54,215   953      668     689    0.70     0.72    94    98
 36.  Tampa          1994     1994      334        21,081    63,117   978      764     786    0.78     0.80    95    99
                                        ---        ------    ------   ---      ---     ---    ----     ----    ---   ---
                                      1,449        70,583    48,712   865      650     670    0.75     0.77    95    98
 GEORGIA
 37.  Atlanta        1988     1993      316        13,535    42,834 1,023      643     668    0.63     0.65    96    95
 38.  Atlanta        1988     1993      424        16,734    39,468   911      611     646    0.67     0.71    97    94
 39.  Atlanta        1987     1994      252        11,861    47,069   806      644     682    0.80     0.85    97    96
 40.  Atlanta        1995     1997      303        23,709    78,247 1,105      (4)     866     (4)     0.78   (4)    92
 41.  Atlanta     1990/89  1992/95      574        20,905    36,420   874      623     639    0.71     0.73    96    94
 42.  Atlanta        1986     1992      376        11,580    30,799   927      593     605    0.64     0.65    95    94
 43.  Atlanta        1990     1993      480        31,810    66,271 1,095      853     866    0.78     0.79    93    94
 44.  Atlanta        1996     1996      586        41,984    71,645   834      793     855    0.95     1.03    63    63
 45.  Atlanta        1989     1994      228         9,987    43,803 1,018      652     658    0.64     0.65    96    94
 46.  Atlanta        1986     1992      200         6,440    32,202   802      579     616    0.72     0.77    97    96
 47.  Atlanta        1985     1993      224         7,915    35,335   860      587     603    0.68     0.70    97    95
 48.  Atlanta        1982     1994      272        12,185    44,798   845      629     644    0.74     0.76    95    91
                                      -----        ------    ------ -----      ---     ---    ----     ----    ---   ---
                                      4,235       208,645    49,267   927      657     712    0.71     0.77    96    91

 49.  Augusta         (5)      (5)       75         3,454    46,055   974      478     487    0.49     0.50    86    91
 50.  Augusta        1982     1982      248         8,699    35,077   875      519     525    0.59     0.60    75    78
 51.  Augusta        1975     1982       52         1,554    35,077   900      477     492    0.53     0.55    95    96
 52.  Augusta        1984     1984        1            72    72,131 1,300      675     675    0.52     0.52   100   100
                                      -----        ------    ------ -----      ---     ---    ----     ----   ---   ---
                                        376        13,779    36,593   856      447     513    0.52     0.57    76    83
 53.  Savannah       1983     1986      194         7,392    38,102   852      569     594    0.67     0.70    95    92
 54.  Savannah       1997     1997      284        21,385    75,300 1,049      (4)     776     (4)     0.74   (4)    77
 55.  Savannah       1986     1992      147         5,335    36,291   812      606     616    0.75     0.76    97    77
 56.  Savannah       1986     1986      144         5,709    39,648 1,119      603     621    0.54     0.55    96    94
 57.  Savannah       1983     1986      188         8,104    43,105 1,053      644     658    0.61     0.62    96    90
 58.  Savannah       1985     1993      192         7,262    37,822 1,124      660     684    0.59     0.61    99    96
                                      -----        ------    ------ -----      ---     ---    ----     ----   ---   ---
                                      1,149        55,187    48,030   994      617     671    0.63     0.67    96    98
 MARYLAND
 59.  Baltimore      1984     1994      198        12,138    61,031   938      805     842    0.86     0.90    95    95
 NORTH CAROLINA
 60.  Charlotte      1982     1990      240         9,024    37,599   882      615     630    0.70     0.71    95    96
 61.  Charlotte      1984     1994      280        10,541    37,648   688      559     556    0.81     0.81    93    95
 62.  Charlotte      1990     1992      300        10,901    36,335   891      665     672    0.75     0.75    95    95
 63.  Charlotte      1986     1995      260         9,638    37,070   750      549     567    0.73     0.76    94    95
 64.  Charlotte      1984     1989      296        10,739    36,280   918      597     607    0.65     0.66    94    91
 65.  Charlotte      1996     1997      318        20,413    64,192   883      (4)     756     (4)     0.86   (4)    93
 66.  Charlotte      1996     1997      340        21,529    63,319   884      (4)     743     (4)     0.84   (4)    95
 67.  Charlotte      1986     1996      178        11,461    64,388   925      771     751    0.92     0.81    94    91
 68.  Charlotte      1986     1994      247         9,304    37,668   724      558     565    0.77     0.78    96    95
                                      -----        ------    ------   ---      ---     ---    ----     ----   ---   ---
                                      2,459       113,550    46,177   823      610     651    0.75     0.78    94    95
 69.  Greensboro     1987     1994      500        28,546    57,092 1,005      690     727    0.69     0.72    93    80
 70.  High Point     1986     1990      208         7,426    35,702   811      531     557    0.65     0.69    97    95
 71.  Raleigh        1987     1994      362        18,553    51,251   784      644     658    0.82     0.84    93    92
 72.  Raleigh        1984     1991      360        11,615    32,264   766      587     611    0.77     0.80    97    95
 73.  Raleigh        1986     1993      192         6,391    33,286   641      547     568    0.85     0.89    95    95
 74.  Raleigh        1983     1990      144         5,601    38,894   780      626     640    0.80     0.82    96    97
 75.  Chapel Hill    1986     1991      198         6,649    33,582   735      653     676    0.89     0.92    96    98
                                      -----        ------    ------ -----      ---     ---    ----     ----   ---   ---
                                      1,256        48,809    38,861   751      605     632    0.81     0.84    95    95
 SOUTH CAROLINA
 76.  Charleston     1986     1989      230         9,681    42,093   810      589     616    0.73     0.76   100    99
 77.  Charleston     1985     1985      226         8,346    36,929   892      460     480    0.52     0.54    87    93
 78.  Charleston     1985     1988      200         7,939    39,693   911      547     570    0.60     0.63    93    97
 79.  Charleston     1984     1989      224         8,192    36,570   953      540     551    0.57     0.58    88    98
                                      -----        ------    ------ -----      ---     ---    ----     ----   ---   ---
                                        880        34,158    38,816   890      534     554    0.60     0.62    92    97
 80.  Columbia       1987     1991      212         6,540    30,847   762      516     528    0.68     0.69    95    94
 81.  Greenville     1985     1991      216         7,070    32,732   848      560     565    0.66     0.67    98    94

TENNESSEE
 82.  Memphis        1986     1994      292        11,831    40,517   786      570     595    0.73     0.76    94    93
 83.  Nashville   1996/86     1994      407        24,247    59,575   902      716     757    0.79     0.84    91    97
 84.  Nashville      1994     1996      180        11,254    62,524 1,027      758     789    0.74     0.77    96    95
                                      -----        ------    ------ -----      ---     ---    ----     ----   ---   ---
                                        587        35,501    60,479   940      729     767    0.78     0.82    93    95
 TEXAS
 85.  Austin         1995     1996      302       18,286     60,509   894      852     877    0.95     0.98    85    96
 86.  Austin         1995     1996      161       10,467     65,015   937      840     833    0.90     0.89    95    97
 87.  Austin         1995     1995      390       23,905     61,294   862      789     773    0.92     0.90    89    95
 88.  Austin         1995     1996      396       27,714     69,985   950      888     918    0.93     0.97    88    95
                                      -----       ------     ------   ---      ---     ---    ----     ----   ---   ---
                                      1,249       80,372     64,439   907      842     852    0.93     0.94    88    95
 89.  Dallas         1995     1995      380       24,423     64,271   898      870     911    0.97     1.01    97    98
 90.  Dallas         1995     1995      470       29,608     62,995   895      816     814    0.91     0.91    91    93
 91.  Dallas         1995     1995      200       14,086     70,430   947      908     915    0.96     0.97    88    93
 92.  Dallas         1995     1995      376       24,981     66,439   904      851     866    0.94     0.96    85    91
 93.  Dallas         1995     1995      404       25,213     62,407   933      790     819    0.85     0.88    91    92
 94.  Dallas         1996     1997      334       21,877     65,501   890      (4)     831     (4)     0.93   (4)    84
 95.  Ft. Worth      1996     1997      360       22,278     61,882   978      (4)     856     (4)     0.88   (4)    92
 96.  Ft. Worth      1996     1997      312       20,141     64,553   928      (4)     831     (4)     0.90   (4)    85
 97.  Ft. Worth      1996     1997      372       26,689     71,746   921      (4)     888     (4)     0.96   (4)    91
                                      -----       ------     ------   ---      ---     ---    ----     ----   ---   ---
                                      3,208      209,296     65,242   919      839     855    0.92     0.93    91    92
 98.  Houston        1994     1997      162       15,415     95,156 1,029      (4)   1,171     (4)     1.14   (4)    93
 99.  Houston        1990     1997      240       12,310     51,293   795      (4)     752     (4)     0.95   (4)    97
 100. Houston        1994     1997      171       12,891     75,383   976      (4)   1,019     (4)     1.04   (4)    94
 101. Houston        1996     1997      220       11,353     51,604   878      (4)     771     (4)     0.88   (4)    95
 102. Houston        1995     1997      188       12,963     68,952   978      (4)     889     (4)     0.91   (4)    96
 103. Houston        1990     1997      476       22,485     47,238   897      (4)     712     (4)     0.79   (4)    95
                                      -----       ------     ------   ---      ---   -----    ----     ----   ---   ---
                                      1,457       87,417     59,998   912      (4)     837     (4)     0.92   (4)    96
 VIRGINIA
 104. Richmond       1988     1994      212       10,486     49,463   776      656     685    0.85     0.88    93    96
 105. Richmond       1984     1994      294       15,597     53,055   851      664     701    0.78     0.82    95    97
                                       ----       ------     ------   ---      ---   -----    ----     ----   ---   ---
                                        506       26,083     51,549   820      661     694    0.81     0.85    94    96

 TOTALS                              29,526   $1,496,109    $50,671   909     $670  $  709   $0.74    $0.78    93%   94%

1.  Shoal Run
2.  Indigo Plantation
3.  Waterford Village
4.  Country Club Place
5.  Madison at Coral Square
6.  Mariner Club
7.  Welleby Lake Club
8.  Beach Club
9.  Colony Place
10. Polos
11. Viridian Lake
12. Bermuda Cove
13. Claire Point
14. Deerbrook
15. Princeton Square
16. Royal Oaks
17. Spicewood Springs
18. Timberwalk
19. Waterford
20. Cypress Cove
21. Lakeridge at Moors
22. Auvers Village
23. Bishop Park
24. Conway Station
25. Copper Terrace
26. Lexington Park
27. Mission Bay
28. Polos East
29. Valencia Plantation
30. Augustine Club
31. Plantations at Killearn
32. Audubon Village
33. Essex Place
34. Falls
35. Lofton Place
36. Promenade
37. Belmont Crossing
38. Belmont Landing
39. Champion's Park
40. Chatelaine Park
41. Gwinnett Crossing
42. Harvest Grove
43. Lexington Glen
44. Madison at River Sound
45. Shadowlake
46. Sweetwater Glen
47. Willow Trail
48. Windridge
49. Downtown
50. Woodcrest
51. Woodknoll
52. Other
53. Greentree
54. Hammocks at Long Point
55. Huntington
56. Magnolia Villa
57. Marsh Cove
58. West Wind Landing
59. Clarys Crossing
60. Brookshire Place
61. English Hills
62. Hunt Club
63. Kimmerly Glen
64. Lake Point
65. The Oaks
66. The Point
67. Regency
68. Steeplechase
69. Adams Farm
70. Chatham Wood
71. Duraleigh Woods
72. Misty Woods
73. Sailboat Bay
74. Sommerset Place
75. Timber Hollow
76. Quarterdeck
77. Summit Place
78. Waters Edge
79. Windsor Place
80. Hollows
81. Haywood Pointe
82. The Landings
83. Cherry Creek
84. Waterford Place
85. Estate at Quarry Lake
86. Madison at the Arboretum
87. Madison at Stone Creek
88. Sedona Springs
89. Madison at Cedar Springs
90. Madison at Chase Oaks
91. Madison on Melrose
92. Madison on the Parkway
93. Madison at Round Grove
94. Riverhill
95. Coventry at Cityview
96. Hidden Lakes
97. Wimberly
98. La Tour Fontaine
99. Palms at South Shore
100. Parc Royale
101. Ranchstone
102. Richmond Townhomes
103. Trials at Briar Forest
104. Champions Club
105. Hickory Creek

 _________________

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

    The following table summarizes the Company's current developments and recently completed communities as of December 31, 1997. Estimated costs consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

                                                                             Cost of
                                                                              Units
                                             Total      Total     Units      Placed
                                           Estimated     Cost       in         in        Units      Estimated
 Location         Community       Units      Cost      to date   Service     Service     Leased     Completion
 --------         ---------       -----    ---------   -------   -------    --------     ------     ----------
 Completed
 Greensboro      Adams Farm(1)     200     $ 13,100   $ 13,062     200      $13,062       167         3Q1997

 Under Construction
 Atlanta          River Sound      586     $ 42,000   $ 41,976     586      $41,976       366         1Q1998
 Savannah         Long Point       308       22,900     22,289     284       21,383       221         1Q1998
 Richmond          Wyndham         264       24,500     15,764      --           --         0         4Q1998
 Greensboro      Bridford Lake     320       24,500      7,832      --           --         0         1998
 Atlanta        Satellite Place    424       34,000      7,721      --           --         0         1999
 Richmond         Spring Oak       506       38,800      6,073      --           --         0         1999
                                 -----     --------   --------     ---      -------       ---
                                 2,408     $186,700   $101,655     870      $63,359       587

 UNDER DEVELOPMENT
 Nashville       Cherry Creek
                  III(1)           220     $ 16,600   $  3,682                                         1999

 FUTURE DEVELOPMENT
 Savannah        Long Point II(1)  352     $  1,128
 Nashville      Bell Road I and II 688        3,908
 Greensboro    Bridford Lake II(1) 200        1,328
                                 -----     --------
                                 1,240     $  6,364
  ----------
 (1) Adjoins an existing community owned by the Company.

   ACQUISITION OF COMMUNITIES UNDER DEVELOPMENT. The Company has also agreed to acquire the following communities to be built by unrelated third parties
 (dollars in thousands):


                                                                 Estimated              Estimated
 Community                       Location            Units         Cost                Completion
 --------                        --------            -----       ---------             ----------
 Creekside Homes at Legacy      Dallas, Texas         380         $31,200               2Q1998
 Villages of Prairie Creek I    Dallas, Texas         236          19,800               2Q1998
 Villages of Prairie Creek II   Dallas, Texas         200          19,500               1Q1999
                                                      ---         -------
                                                      816         $70,500

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

 PART I

 Item 3--Legal Proceedings

     None

 Item 4--Submission of Matters to a Vote of Security Holders

     None

 PART II

 Item 5--Market for the Registrant's Common Stock and Related Shareholders' Matters

 COMMON STOCK

     Merry Land's Common Stock is traded on the NYSE under the symbol "MRY". The following table sets forth the reported high and low sales prices of the Common Stock on the NYSE, and the cash dividends declared per share of Common Stock.

                                                                              Cash
                                                        Common              Dividends
                                                      Stock Price           Declared
                                                    High      Low           per share
                                                    ----      ---           ---------
 1997
 Fourth Quarter                                  $24 1/8   $211/16            $.39
 Third Quarter                                    23        211/16             .39
 Second Quarter                                   22 1/8    20 1/2             .39
 First Quarter                                    22 5/8    20 3/8             .39

 1996
 Fourth Quarter                                  $21 3/4   $18 1/4            $.37
 Third Quarter                                    22 1/8    20 1/8             .37
 Second Quarter                                   22 1/4    20                 .37
 First Quarter                                    23 3/4    21 5/8             .37


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

     The federal income tax status of dividends paid to holders of Common Stock was as follows:

                                                    1997     1996    1995
                                                    ----     ----    ----
 Ordinary income                                   $0.88    $1.18   $1.34
 Capital gains                                       .16      .11     .06
 Return of capital                                   .52      .19      --
                                                   -----    -----   -----
      Total dividends paid                         $1.56    $1.48   $1.40

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

                                                 Preferred
                                                Stock Price             Dividends
                                             High       Low              Declared
                                             ----       ---             ---------
 1997
 Fourth quarter                            $31.94    $29.63             $.4375
 Third quarter                              30.63     28.69              .4375
 Second quarter                             29.38     27.38              .4375
 First quarter                              30.00     28.38              .4375

 1996
 Fourth quarter                            $28.88    $25.13             $.4375
 Third quarter                              29.38     27.63              .4375
 Second quarter                             29.75     27.25              .4375
 First quarter                              31.75     30.00              .4375


     The federal income tax status of dividends paid to holders Series A Preferred Stock was as follows:
                                               1997      1996      1995
                                               ----      ----      ----
 Ordinary income                              $1.49     $1.61     $1.68
 Capital gains                                 0.26       .14       .07
 Return of capital                               --        --        --
 Total dividends paid                         $1.75     $1.75     $1.75

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

 SERIES B PREFERRED STOCK

     Merry Land's $2.205 Series B Cumulative Convertible Preferred Stock is not publicly traded though the Company has granted to the holders of the Series B Preferred Stock certain registration rights. At December 31, 1997, $100.0 million of Series B Preferred Stock was outstanding. The federal income tax status of dividends paid to holders of Series B Preferred Stock was as follows:

                                              1997      1996      1995
                                              ----      ----      ----
 Ordinary income                            $1.875    $2.025    $2.115
 Capital gains                                .330      .180      .090
 Return of capital                              --        --        --
 Total dividends paid                       $2.205    $2.205    $2.205

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

 SERIES C PREFERRED STOCK

     Merry Land's $2.15 Series C Cumulative Convertible Preferred Stock is traded on the New York Stock Exchange under the symbol "MRYPrC". At December 31, 1997, $115.0 million of Series C Preferred Stock was outstanding. The following table sets forth the high and low sales prices of the Series C Preferred Stock on the NYSE, and the cash dividends declared per share of Series C Preferred Stock:

                                                     Preferred
                                                    Stock Price        Dividends
                                                  High      Low        Declared
                                                  ----      ---        ---------
 1997
 Fourth quarter                                 $28.31   $26.50         $.5375
 Third quarter                                   28.81    26.38          .5375
 Second quarter                                  28.00    26.00          .5375
 First quarter                                   28.75    26.00          .5375

 1996
 Fourth quarter                                 $28.88   $24.50         $.5375
 Third quarter                                   28.63    26.25          .5375
 Second quarter                                  28.38    25.75          .5375
 First quarter                                   30.25    27.00          .5375

     The federal income tax status of dividends paid to holders of Series C Preferred Stock was as follows:

                                            1997       1996       1995
                                            ----       ----       ----
 Ordinary income                           $1.82      $1.97        $--
 Capital gains                              0.33        .18         --
 Return of capital                            --         --         --
 Total dividends paid                      $2.15      $2.15        $--

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

 SERIES D PREFERRED STOCK

     Merry Land's $4.145 Series D Cumulative Redeemable Preferred Stock is not publicly traded. At December 31, 1997, $50.0 million of Series D Preferred Stock was outstanding. The federal income tax status of dividends paid to holders of Series D Preferred Stock was as follows:

                                              1997        1996       1995
                                              ----        ----       ----
 Ordinary income                            $3.526       $0.222        --
 Capital gains                               0.619         .020        --
 Return of capital                              --           --        --
 Total dividends paid                       $4.145       $0.242        --

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

 DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company has adopted a Dividend Reinvestment and Stock Purchase Plan under which any holder of Common Stock or Preferred Stock may reinvest cash dividends or optional cash payments of up to $5,000 per quarter in additional shares of Common Stock purchased directly from the Company at a 5% discount. Stock purchases made with optional cash payments cannot exceed the number of shares of Common Stock and Preferred Stock owned by the shareholder. All common and preferred shareholders are eligible to join the plan including shareholders whose shares are held in the name of va nominee or broker. During 1997 the Company issued 783,907 shares under the plan at an average price of $20.81 per share providing $16.3 million in new equity capital. The Dividend Reinvestment and Stock Purchase Plan has provided new equity capital as follows (dollars in thousands):

                                         1997        1996        1995
                                         ----        ----        ----
 Dividend Reinvestment                $11,459     $ 9,128     $ 8,547
 Stock Purchase Plan                    4,858       4,704       2,622
                                      -------     -------     -------
                                      $16,317     $13,832     $11,169

PART II
Item 6--Selected Financial Data
                          SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes thereto incorporated by reference herein. The following amounts are in thousands, except for information with respect to per share amounts and apartment units.

                                                     Years Ended December 31,
                                                     ------------------------
                                          1997        1996       1995      1994     1993
                                          ----        ----       ----      ----     ----
Operating Data
Income from property operations:
  Rental and mineral royalty revenue $  210,272  $ 176,989 $  145,214  $103,169  $56,181
 Rental expenses, property taxes
     and insurance                       79,735     68,087     58,527    38,409   22,611
  Depreciation of real estate owned      42,464     34,490     26,265    17,877    9,066
                                        -------    -------    -------   -------   ------
                                         88,073     74,412     60,422    46,883   24,504
Other income:
  Other interest and dividend income      2,603      5,454      6,908     2,440    2,463
  Other                                   5,086      6,178      4,476     (655)       10
                                        -------    -------    -------   -------   ------
                                          7,689     11,632     11,384     1,785    2,473
Expenses:
  Interest                               25,900     22,527     15,646    10,394    5,640
  General and administrative              4,666      2,858      2,396     1,773    1,433
  Depreciation-other and amortization     1,149        860        670       470      180
  Other non-recurring costs                  --         --      1,370       200    1,308
                                        -------    -------    -------   -------   ------
                                         31,715     26,245     20,082    12,837    8,561
Gains on sales of assets:
  Gains on sales of investments             996      2,679      1,673       881    6,960
  Gains on sales of land                     --         --         68       196    1,023
  Gains on sales of depreciable
     real estate                            460      1,528         72        77        9
                                        -------    -------    -------   -------   ------
                                          1,456      4,207      1,813     1,154    7,992
Net income                               65,503     64,006     53,537    36,985   26,408
Preferred dividends paid                 23,257     19,843     18,129     7,934    4,025
                                        -------    -------    -------   -------   ------
Net income available for common shares $ 42,246 $   44,163  $  35,408   $29,051  $22,383
                                       ======== ==========  =========   =======  =======
Weighted average common shares           38,461     35,919     33,368    26,430   17,268
Weighted average diluted common shares   38,928     36,676     33,418    26,450   17,288
Diluted earnings  per  common  share  $    1.10 $     1.23 $     1.06 $   1.10  $   1.30
Common dividends paid                 $  60,040 $   53,886 $   46,734 $ 33,467  $ 16,934
Common  dividends  paid  per share    $    1.56 $     1.48 $     1.40 $   1.25  $    .90
BALANCE SHEET DATA (at end of period)
Apartments,  net of depreciation     $1,356,226 $1,075,933 $  943,070 $756,588  $532,465
Senior notes                            460,000    360,000    360,000  120,000   120,000
Mortgage debt                            70,282     27,546         --   17,835    37,173
Other debt                               67,800         --         --   74,975        --
Total stockholders' equity              797,332    798,772    695,859  584,851   397,715
Total assets                         $1,427,881 $1,208,246 $1,072,840 $806,655  $562,172
OTHER DATA
Funds from operations(1)             $  102,367 $   94,047 $   79,360 $ 53,907  $ 28,790
Funds from operations
  available to common shares         $   83,254 $   74,446 $   61,231 $ 45,973  $ 24,764
Apartment units acquired or
  developed during the period             5,040      2,889      3,444    4,872     7,452
Total apartment units at end of
  the period                             29,526     24,936     22,296   18,852    13,981

______________

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

PART II

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    RENTAL OPERATIONS--TOTAL  PORTFOLIO.   The  operating  performance  of  the
Company's apartment portfolio is summarized in the following table (dollars in thousands, except average monthly rent):

                                  %      Change from
                               Change   1996 TO 1997   1997       1996     1995
                               ------   ------------   ----       ----     ----
Rental income                    18%      $32,310   $208,363  $176,053  $144,283
Operating expenses(1)             15        7,212     55,347    48,135    40,726
Taxes and insurance
  expense                         23        4,283     23,265    18,982    15,520
Subtotal                          17       11,495     78,612    67,117    56,246
Earnings before interest,
  depreciation and amortization   19      $20,815   $129,751  $108,936  $ 88,037
Average Units(2)                  14        3,303     26,850    23,547    20,291
Average occupancy(3)             0.5(4)                93.8%     93.3%     95.2%
Occupancy at end of period       0.6(4)                92.8%     92.2%     94.0%
Average monthly rent(5)          5.8      $    39   $    709  $    670  $    639
Expense ratio (6)               (0.5)(4)               37.7%     38.1%     39.0%

______________

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

     RENTAL OPERATIONS--SAME STORE. The performance of the 21,156 units which the Company held for all of both 1997 and 1996 ("same store" results) is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):

                                                   Change from
                                         CHANGE   1996 TO 1997   1997    1996
                                         ------   ------------   ----    ----
Rental income                              3.3%       $5,183 $162,995 $157,811
Personnel expense                         14.5         2,260   17,887   15,627
Utilities expense                        (23.2)      (2,056)    6,816    8,872
Operating expense                         12.7           996    8,830    7,834
Maintenance and grounds expense           (4.7)        (509)   10,214   10,723
Taxes and insurance expense                2.4           543   17,238   16,837
Subtotal(1)                                1.8         1,234   60,985   59,893
Earnings  before  interest,
depreciation and amortization              4.2        $3,949 $102,010 $ 97,918
Average occupancy(3)                       1.1(4)                94.8%   93.7%
Occupancy at end of period                 1.9(4)                94.6%   92.7%
Average monthly rent(5)                    2.6        $   17 $    674 $    657
Expense ratio(6)                          (0.4)(4)               37.5%   38.0%


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

    RENTAL OPERATIONS--DEVELOPMENT COMMUNITIES. In 1997, the Company placed in service 936 units as summarized in the following table:

                                                                          Occupancy
                                                                             of
                                                  Units put               delivered
                                         Units   in service  Total units  units at
Community                  Location     Planned    In 1997    In Service   12/31/97
---------                  --------     -------  ----------   ----------- ---------
Madison at Adams Farm II Greensboro      200        200          500        84%
Hammocks at Long Point    Savannah       308        284          284         78
Madison at River Sound     Atlanta       586        452          586         63
                                       -----        ---        -----        ---
                                       1,094        936        1,370        75%

     As discussed above, the 200 unit Madison at Adams Farm II is adjacent to the existing 300 unit Adams Farm community and these two communities are now operated as one. The operating results for 1997 and 1996 for the Madison at River Sound, Madison at Adams Farm, and the Hammocks at Long Point are summarized in the following table (dollars in thousands; see footnotes above):

                                                                 1997        1996
                                                                 ----        ----
Rental income                                                  $9,697      $4,344
Operating expenses(1)                                           2,663       1,313
Taxes and insurance expense                                       491         230
                                                               ------      ------
Subtotal                                                        3,154       1,543
                                                               ------      ------
Earnings before interest, depreciation and amortization        $6,543      $2,801
Units in service at year end                                    1,777         841

     RENTAL OPERATIONS--OTHER COMMUNITIES. "Other communities" are those not considered "same store communities" or "development communities". These include communities bought or sold in part or in whole in 1996 or 1997. At December 31, 1997, these communities included 6,593 units. The performance of the other communities for 1997 and 1996 is summarized in the following table (dollars in thousands; see footnotes above):

                                                                 1997        1996
                                                                 ----        ----
Rental income                                                 $35,671     $13,898
Operating expenses(1)                                           8,937       3,766
Taxes and insurance expense                                     5,536       1,915
                                                              -------     -------
Subtotal                                                       14,473       5,681
                                                              -------     -------
Earnings before interest, depreciation and amortization       $21,198     $ 8,217
Units                                                           6,593       2,939

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

                                                     1997        1996        1995
                                                     ----        ----        ----
Interest income                                    $1,878     $ 2,276     $ 5,514
Dividend income                                       725       3,178       1,394
Other income                                        5,086       6,177       4,476
Total                                              $7,689     $11,631     $11,384


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

     DIVIDENDS TO PREFERRED SHAREHOLDERS. Preferred dividends are summarized in the following table (dollars in thousands):

                                                Issue
                                                 Date      1997     1996     1995
                                                -----      ----     ----     ----
Series A Preferred share dividends             6/23/93  $   404  $   891  $ 1,425
Series B Preferred share dividends            10/31/94    8,820    8,820    8,820
Series C Preferred share dividends              3/8/95    9,889    9,890    7,884
Series D Preferred share dividends             12/5/96    4,144      242       --
                                                        -------  -------  -------
 Total preferred dividends                              $23,257  $19,843  $18,129

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

    FUNDS FROM OPERATIONS. Funds from operations rose 8.8% to $102.4 million in 1997 as compared to $94.0 million in 1996 and $79.4 million in 1995. Funds from operations available to common shares rose 11.8% to $83.3 million in 1997 compared to $74.4 million in 1996 and $61.2 million in 1995. These increases were principally due to higher same store net operating income, higher rental operating income resulting from the growth of the Company's apartment holdings
and higher leverage.     Other income from securities totaled $5.0 million
for 1997 versus  $6.0  million for 1996 and $4.3 million for 1995.  "Core
FFO", those earnings produced exclusively by non cash management activities, rose 10.7% to $97.3 million in 1997 as compared to $88.0 million in 1996 and $75.0 million in 1995.

     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                           1997     1996     1995
                                                           ----     ----     ----
Net income                                             $ 65,503  $64,006  $53,537
Less preferred dividends paid                            23,257   19,843   18,129
                                                       --------  -------  -------
Net income available for common shares                   42,246   44,163   35,408
Add depreciation of real estate owned                    42,464   34,490   26,265
Less net realized gains                                   1,456    4,207    1,813
Plus non-recurring expenses                                  --       --    1,370
                                                       --------  -------  -------
Funds from operations available to common shares         83,254   74,446   61,230
Add convertible preferred dividends                      19,113   19,601   18,129

Funds from operations--fully diluted (1)               $102,367  $94,047  $79,359
                                                       ========  =======  =======
Less Other Income from Securities                      $  5,018  $ 6,022  $ 4,336
                                                       ========  =======  =======
Core Funds from Operations                             $ 97,349  $88,025  $75,023
                                                       ========  =======  =======

Weighted average common shares outstanding--
       Basic                                             38,461   35,919   33,368
       Fully diluted(1)                                  48,747   46,577   43,112

_____________

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

                                                                   Equity at
                                                         % of       Market   % of
                                               Book(1)   Total       Value   Total
                                               ------    -----     --------- -----
Advances under line of credit              $    67,800    5%
Mortgage loans                                  70,282     5
6.625% senior unsecured notes, 1999             40,000     3
6.625% senior unsecured notes, 2000             40,000     3
6.625% senior unsecured notes, 2001             40,000     3
7.250% senior unsecured notes, 2002             40,000     3
6.875% senior unsecured notes, 2003             40,000     3
6.875% senior unsecured notes, 2004             40,000     3
7.250% senior unsecured notes, 2005            120,000     7
6.690% senior unsecured notes, 2006             50,000     4
6.900% senior unsecured notes, 2007             50,000     4
                                            ----------  ---- -----------  ----
Total debt                                     598,082    43 $   598,082   34%
Series D preferred equity                       50,000     4      50,000     3
Common and convertible preferred equity(2)     747,332    53   1,130,140    63
                                            ----------  ---- -----------  ----
Total equity                                   797,332    57   1,180,140    66
Total capitalization                        $1,395,414  100%  $1,778,222  100%
                                            ==========  ==== ===========  ====

______________

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

Estimated capital requirements:
Development costs through 12/31/99                                   $ 222,415
Less development costs paid through 12/31/97                         (124,414)
Development costs through 1999                                          98,001
Acquisition of communities under development                            70,500
     Total future development commitments                              168,501
Estimated capital sources:
Cash on hand at 12/31/97, pro forma                                  29,420(1)
Funds available under line of credit at 12/31/97, pro forma         200,000(2)
     Total capital sources                                             229,420
Excess of capital sources over capital requirements                  $  60,919
______________

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

     CASH FLOWS.  The following table summarizes cash flows for 1997, 1996, and
1995   including   the   availability  of  marketable  securities  (dollars  in
thousands):

                                                       Sources and Uses of Cash
                                                       ------------------------
                                                     1997        1996        1995
                                                     ----        ----        ----
Operating activities                            $ 110,925   $  91,666   $  82,224
Sales of Merry Land common and preferred stock     17,212     118,512     118,895
Net borrowings                                    210,536      27,546     148,234
Sale of real property                              21,710          --          --
Other sources                                       7,254      15,731       9,738
                                                ---------   ---------   ---------
Total sources of cash                             367,637     253,455     359,091
Acquisitions of and improvements to properties  (277,419)   (152,177)   (213,521)
Development of properties                        (58,711)    (63,081)    (12,813)
Dividends paid                                   (83,297)    (73,729)    (64,868)
Other uses                                        (2,269)       (178)     (4,021)
                                                ---------   ---------   ---------
Total uses                                      (421,696)   (289,165)   (295,223)
Increase (decrease) in cash, cash equivalents
  and marketable securities                    $ (54,059)  $ (35,710)   $ 63,868

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

      The following table summarizes capital expenditures for 1997, 1996 and 1995 (dollars in thousands, except per unit data):

                                                    1997        1996        1995
                                                    ----        ----        ----
Apartment communities:
  Acquisitions                                   $260,213    $139,066    $198,339
  Development projects:
    Development costs                              53,453      59,917      11,749
    Capitalized interest                            5,258       3,164       1,064
  Replacements for stabilized communities(1)        8,250       5,250       3,178
  Improvements(2)                                   6,928       6,979      11,103
Commercial properties                                 175         462         373
Corporate level expenditures                        1,853         419         528
                                                 --------    --------    --------
                                                 $336,130    $215,257    $226,334
                                                 ========    ========    ========
Per Unit:
  Replacements for stabilized communities(1)    $     390   $     285   $     233
  Improvements(2)                               $     235   $     278   $     498

_____________

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

    /S/  ARTHUR ANDERSEN LLP
    ------------------------
         Arthur Andersen LLP

Atlanta, Georgia
January 16, 1998

PART II

Item 8--Financial Statements and Supplementary Data

                     Merry Land & Investment Company, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                   December 31,
                                                                   ------------
                                                                1997        1996
                                                                ----        ----
PROPERTIES AT COST
 Apartments                                                $1,496,109  $1,175,427
 Apartments under development                                  48,342      56,110
 Commercial rental property                                     5,363       6,874
 Land held for investment or future development                 4,090       4,090
 Operating equipment                                            3,676       1,817
                                                           ----------  ----------
                                                            1,557,580   1,244,318
 Less accumulated depreciation and depletion                (142,617)   (102,277)
                                                            1,414,963   1,142,041
CASH AND SECURITIES
 Cash and cash equivalents                                        570      32,793
 Marketable securities                                          1,963      23,799
                                                            ---------   ---------
                                                                2,533      56,592
OTHER ASSETS
 Notes receivable                                               1,412         726
 Other receivable                                                 249       2,449
 Deferred loan costs                                            4,639       3,497
 Other                                                          4,085       2,941
                                                            ---------   ---------
                                                               10,385       9,613
TOTAL ASSETS                                               $1,427,881  $1,208,246

NOTES PAYABLE
 Mortgage loans                                            $   70,282  $   27,546
 Senior notes                                                 460,000     360,000
 Note payable--credit line                                     67,800         --
                                                            ---------   ---------
                                                              598,082     387,546
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
 Accrued interest                                               6,622       4,016
 Resident security deposits                                     1,597       1,669
 Accrued property taxes                                        10,780       7,642
 Accrued employee compensation                                  3,471       2,284
 Other                                                          9,997       6,317
                                                            ---------   ---------
                                                               32,467      21,928
STOCKHOLDERS' EQUITY
Preferred  stock,  at  $25  and  $50
liquidation   preference,  20,000  shares authorized;
 188 and 359 shares $1.75 Series A Cumulative Convertible       4,692       8,970
 4,000 shares $2.205 Series B Cumulative Convertible          100,000     100,000
 4,599 shares, $2.15 Series C Cumulative Convertible          114,985     114,995
 1,000 shares, $4.145 Series D Cumulative Redeemable Preferred 50,000      50,000
Common stock, at $1 stated value, 100,000 shares authorized;
39,177 and 37,784
 shares issued                                                 39,177      37,784
 Capital surplus                                              525,744     498,907
 Cumulative undistributed net earnings                       (15,730)       2,064
 Notes receivable from stockholders and ESOP                 (21,691)    (17,502)
 Unrealized gain on securities                                    155       3,554
                                                           ----------   ---------
                                                              797,332     798,772
                                                           ----------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,427,881  $1,208,246
                                                           ==========  ==========

The accompanying notes are an integral part of these consolidated balance sheets.

PART II

Item 8--Financial Statements and Supplementary Data

                      Merry Land & Investment Company, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                       Years ended December 31,
                                                       ------------------------
                                                    1997        1996        1995
                                                    ----        ----        ----
INCOME
Rental income                                    $208,871    $176,620    $144,778
Mineral royalties                                   1,401         369         436
Mortgage interest                                      84          70          79
Other interest                                      1,794       2,206       5,435
Dividends                                             725       3,178       1,394
Other income                                        5,086       6,177       4,476
                                                 --------    --------    --------
                                                  217,961     188,620     156,598
EXPENSES
Rental expense                                     56,023      48,350      42,180
Interest                                           25,900      22,527      15,646
Depreciation--real estate                          42,464      34,490      26,265
Depreciation--other                                   412         290         208
Amortization--financing costs                         737         569         462
Taxes and insurance                                23,712      19,737      16,347
General and administrative expense                  4,666       2,858       2,396
Other non-recurring expense                            --          --       1,370
                                                 --------    --------    --------
                                                  153,914     128,821     104,874
Income before net realized gains                   64,047      59,799      51,724
Net realized gains                                  1,456       4,207       1,813
                                                 --------    --------    --------
NET INCOME                                         65,503      64,006      53,537
                                                 ========    ========    ========
Dividends to preferred shareholders                23,257      19,843      18,129
                                                 ========    ========    ========
NET INCOME AVAILABLE FOR COMMON SHARES           $ 42,246    $ 44,163    $ 35,408
                                                 ========    ========    ========
Weighted average common shares
 Outstanding                                       38,461      35,919      33,368
 Diluted                                           38,928      36,676      33,418
EARNINGS PER COMMON SHARE
 Basic                                           $   1.10    $   1.23    $   1.06
 Diluted                                         $   1.10    $   1.23    $   1.06
                                                 ========    ========    ========
CASH DIVIDENDS DECLARED PER COMMON SHARE         $   1.56    $   1.48    $   1.40


 The accompanying notes are an integral part of these consolidated statements.

PART II

Item 8--Financial Statements and Supplementary Data

                     Merry Land &Investment Company, Inc.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                   Cumulative        Total
                            Preferred Stock  Common Stock  Capital Undistributed  Stockholders'
                           Shares   Amount Shares  Amount  Surplus  Net Earnings     Equity
                           ------   ------ ------  ------  ------- -------------  ------------
BALANCE, DECEMBER 31, 1994  6,516 $162,908 30,744 $30,744 $368,086     $23,113     $584,851
1995 net income                --       --     --      --       --      53,537       53,537
Sale of preferred stock     4,600  115,000     --      --  (5,314)          --      109,686
Common stock issued in conversion
 of preferred stock       (1,849) (46,225)  2,478   2,478   43,747          --           --
Employee purchase and sale of
 common stock                  --      --     226     226    3,966          --        4,192
Increase in notes receivable from
 stockholders                  --      --     --      --   (3,453)          --       (3,453)
Common stock dividends         --      --     --      --       --      (46,734)     (46,734)
Preferred stock dividends      --      --     --      --       --      (18,129)     (18,129)
Dividend reinvestment and stock
 purchase plan                 --      --    552     552   10,618           --       11,170
Common stock redeemed          --      --  (124)   (124)  (2,576)           --       (2,700)
Sale of common stock to ESOP   --      --     --      --  (2,059)           --       (2,059)
Unrealized gain on securities  --      --     --      --    5,498           --        5,498
                              ---   -----  -----  ------  -------   ----------     --------
BALANCE, DECEMBER 31, 1995 9,267 $231,683 33,876 $33,876 $418,513     $ 11,787     $695,859
1996 net income                --      --     --      --       --        64,006      64,006
Sale of common stock           --      --  2,773   2,773   53,259           --       56,032
Sale of preferred stock     1,000  50,000     --      --  (1,275)           --       48,725
Common stock issued in conversion
 of preferred stock         (308) (7,718)    414     414   7,304            --           --
Employee purchase and sale of
 common stock                  --      --     72      72   1,500            --        1,572
Increase in notes receivable from
 stockholders                  --      --     --      --   (974)      --     (974)
Common stock dividends         --      --     --      --      -- (53,886) (53,886)
Preferred stock dividends      --      --     --      --      -- (19,843) (19,843)
Dividend reinvestment and stock
 purchase plan                 --      --    679     679  13,153      --   13,832
Common stock redeemed          --      --   (30)    (30)   (645)      --     (675)
Sale of common stock to ESOP   --      --     --      --   (732)      --     (732)
Unrealized gain on securities  --      --     --      -- (5,144)      --   (5,144)
                             ---- -------  -----  ------ -------   -----   ------
BALANCE, DECEMBER 31, 1996 9,959 $273,965 37,784 $37,784$484,959 $ 2,064 $798,772
1997 net income                --      --     --      --      --  65,503   65,503
Common stock issued in conversion
 of preferred stock         (172) (4,288)    231     231   4,057      --       --
Employee purchase and sale of
 common stock                  --      --    378     378   7,425      --    7,803
Increase in notes receivable from
 stockholders                  --      --     --      -- (5,262)      --   (5,262)
Common stock dividends         --      --     --      --      -- (60,040) (60,040)
Preferred stock dividends      --      --     --      --      -- (23,257) (23,257)
Dividend reinvestment and stock
 purchase plan                 --      --    784     784  15,354      --   16,138
Sale of common stock to ESOP   --      --     --      --   1,073      --    1,073
Unrealized gain on securities  --      --     --      --  (3,398)     --   (3,398)
                            ----- ------- ------ ------- -------- -------- -------
BALANCE, DECEMBER 31, 1997 9,787 $269,677 39,177 $39,177 $504,208 $(15,730) $797,332

 The accompanying notes are an integral part of these consolidated statements.

PART II

Item 8--Financial Statements and Supplementary Data

                     Merry Land & Investment Company, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                           Years Ended December 31,
                                                           ------------------------
                                                          1997     1996      1995
                                                          ----     ----      ----
OPERATING ACTIVITIES:
   Rents and royalties received                       $ 210,608 $ 176,968 $145,232
   Interest received                                      2,005     2,345    4,887
   Dividends received                                       725     3,921    1,394
   Rental expense                                      (54,899)  (48,516) (40,981)
   General and administrative expense                   (4,408)   (2,637)  (2,257)
   Interest expense                                    (23,294)  (22,806) (13,575)
   Property taxes and insurance expense                (21,054)  (16,644) (12,461)
   Other                                                  1,241     (965)     (15)
                                                      --------- --------- --------
      Net cash provided by operating activities:        110,925   91,666   82,224
INVESTING ACTIVITIES:
   Principal received on notes receivable                 (687)       85      125
   Sale of securities and temporary investments          26,549   31,340  274,944
   Purchase of securities and temporary investments          --  (5,408)(284,189)
   Sale of real property                                 21,710   14,904      156
   Purchase of real property                          (260,213)(139,066)(198,339)
   Development of real property                        (58,711) (63,081) (12,813)
   Improvements to real property                       (17,206) (13,111) (15,182)
   Nonrecurring expenditures                                 --       --  (1,546)
   Other                                                (1,582)       33  (2,475)
                                                      --------- -------- --------
      Net cash used in investing activities           (290,140)(174,304)(239,319)
FINANCING ACTIVITIES:
   Issuance of senior unsecured notes                   100,000       --  240,000
   Net borrowings (repayments)--bank debt                67,800       -- (57,600)
   Net borrowings (repayments)--repurchase agreements       --        -- (17,375)
   Assumption of mortgage loans                          42,979   27,546    7,041
   Repayments of mortgage loans                           (243)       -- (23,832)
   Cash dividends paid--common                         (60,040) (53,886) (46,739)
   Cash dividends paid--preferred                      (23,257) (19,843) (18,129)
   Sale of common stock--public offerings                    --   56,032       --
   Sale of common stock--reinvested
      dividends and stock purchase plan                  16,138   13,832   11,170
   Sale of common stock--employees                        2,542    3,266      977
   Sale of preferred stock (net of conversions)--
   public offering                                           --   48,725  109,686
   Common stock retired                                      --  (3,343)  (2,938)
   Net (borrowings) repayments--ESOP                      1,073    (732)  (2,050)
                                                       -------- -------- --------
      Net cash provided by financing activities         146,992   71,597  200,211
NET INCREASE (DECREASE) IN CASH                        (32,223) (11,041)   43,116
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         32,793   43,834      718
                                                       -------- -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     570 $ 32,793 $ 43,834
                                                      ========= ======== ========
     RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  65,503 $ 64,006 $ 53,537
Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
Depreciation and amortization                            43,613   35,349   26,935
(Increase) decrease in interest and accounts receivable      69  (1,572)    (586)
(Increase) decrease in other assets                     (2,604)    (865)  (2,012)
Increase (decrease) in accounts payable and accrued
 interest                                                 4,727  (1,853)    6,163
Gain on the sale of marketable securities                 (996)  (2,679)  (1,673)
Gain on the sale of real estate                           (460)  (1,528)    (140)
ESOP contributions                                        1,073      808      --
                                                       -------- -------- --------
Net cash provided by operating activities             $ 110,925 $ 91,666 $ 82,224
                                                      ========= ======== ========

 The accompanying notes are an integral part of these consolidated statements.

PART II

Item 8--Financial Statements and Supplementary Data

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  RECOGNITION OF INCOME

    The Company leases its apartment properties generally for terms of one year
or less. Rental income is recognized when    earned    .

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

3.  MARKETABLE SECURITIES

    The cost and market value of securities by major classification at December 31 were as follows:

                                1997               1996                 1995
                                ----               ----                 ----
                           COST    MARKET     COST     MARKET      COST     MARKET
                           ----    ------     ----     ------      ----     ------
Common stocks             $1,808   $1,963   $18,339   $21,361    $37,864   $46,018
Corporate debentures          --       --     1,906     2,438      1,906     2,450
                          ------   ------   -------   -------    -------   -------
                          $1,808   $1,963   $20,245   $23,799    $39,770   $48,468
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

4.  BORROWINGS

    Borrowings outstanding at December 31, 1997 and 1996 were as follows (in thousands):

                                                                1997        1996
                                                                ----        ----
9.760% mortgage notes(a)                                     $ 12,642    $ 12,720
7.750% mortgage note(b)                                         9,600       9,600
7.625% mortgage note(c)                                         5,147       5,226
7.210% mortgage note(d)                                         9,423          --
7.125% mortgage note(e)                                        14,713          --
7.570% mortgage note(f)                                         9,828          --
8.250% mortgage note(g)                                         8,929          --
6.625% senior unsecured notes(h)                              120,000     120,000
7.250% senior unsecured notes(i)                               40,000      40,000
6.875% senior unsecured notes(j)                               40,000      40,000
6.875% senior unsecured notes(k)                               40,000      40,000
7.250% senior unsecured notes(l)                              120,000     120,000
6.690% senior unsecured notes(m)                               50,000          --
6.900% senior unsecured notes(n)                               50,000          --
Advance under unsecured line of credit(o)                      67,800          --
                                                             --------    --------
                                                             $598,082    $387,546

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

     The  Company  estimates  that  the  aggregate  fair  value  of  borrowings
approximates  their  carrying  value  at   December  31,  1997.  Maturities  of
borrowings at December 31, 1997 were as follows (in thousands):

                                                                            Loan
                                                                           Amount
                                                                           ------
1998                                                                     $ 68,511
1999                                                                       40,768
2000                                                                       40,829
2001                                                                       80,038
2002                                                                       54,700
2003                                                                       40,364
2004                                                                       40,391
2005                                                                      120,419
2006                                                                       62,062
2007                                                                       50,000
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

    The Company's taxable income differs from its income reported in the accompanying financial statements because of the difference in the timing of recognition of certain items of income and expense for tax purposes. A reconciliation of tax and book income follows:


                                                           1997     1996     1995
                                                           ----     ----     ----
Net income                                              $65,503  $64,006  $53,537
Excess of tax over accounting depreciation              (5,725)  (5,451)  (6,944)
Other                                                     2,572     (85)    2,423

Estimated taxable income                                $62,350  $58,470  $49,016
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

    Options outstanding for the years ended December 31, 1997, 1996, and 1995 are as follows:

Balance, December 31, 1995                                         510,000
   Issued (at $20.88 per share)                                    790,000
   Exercised (weighted average $18.58 per share)                   (50,300)
   Canceled (weighted average $19.98 per share)                    (66,000)
                                                                 ---------
Balance, December 31, 1996                                       1,183,700
   Issued (weighted average $21.03 per share)                      577,500
   Exercised (weighted average $20.51 per share)                  (220,700)
   Canceled (weighted average $20.66 per share)                    (75,300)
                                                                 ---------
Balance, December 31, 1997 (weighted average $20.31 per share)   1,465,200

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                          Number
                                                                       Exercisable
       Award         Outstanding     Remaining                              at
       Date          at 12/31/97  Contractual Life   Exercise Price      12/31/97
      ------         -----------  ----------------   --------------     ----------
     3/16/92            14,000       4.3 yrs.             $8.25            14,000
     7/12/93            54,000       5.6 yrs.             16.63            54,000
      9/1/93            25,000       5.8 yrs.             18.75            25,000
     1/18/94            45,000       6.1 yrs.             20.88            36,000
     8/18/94           206,700       6.7 yrs.             19.00           160,700
     11/3/94            20,000       6.9 yrs.             17.88            16,000
     4/15/96           541,500       8.3 yrs.             20.88           212,400
     1/17/97           211,000       9.0 yrs.             21.50            37,000
     4/28/97           243,000       9.3 yrs.             20.50            47,000
     5/12/97            50,000       9.4 yrs.             21.13            10,000
     5/19/97            10,000       9.4 yrs.             20.88             2,000
     5/20/97            25,000       9.4 yrs.             21.00             5,000
     7/28/97             7,500       9.6 yrs.             21.88                 0
    10/27/97            12,500       9.8 yrs.             21.94                 0
                     ---------                                            -------
                     1,465,200                                            619,100

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

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, since all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. The Company adopted SFAS No. 123 in 1996 for disclosure purposes and estimated the fair value of each option grant during 1997 and 1996 as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.6%, expected life of seven years, dividend yield of 7.4%, and expected volatility of 25%. Using these assumptions, the fair value of the stock options granted in 1997 and 1996 is $1.5 million and $2.0 million respectively which would be amortized as compensation expense over the vesting period of the options. Options generally vest equally over five years. Had compensation expense for the plans been recorded in accordance with SFAS 123, the Company's net income available for common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 1997        1996
                                                                 ----        ----
Net Income:
   As reported                                                $42,246     $44,163
   Pro Forma                                                  $41,601     $43,865
Earnings per Share:
   As reported (basic and diluted)                               1.10        1.23
   Pro Forma (basic and diluted)                              $  1.08     $  1.22

Basic and diluted earnings per share are computed as follows:

                                                    1997        1996        1995
                                                    ----        ----        ----
BASIC:
   Net income                                 $65,503,469 $64,006,073 $53,537,199
   Preferred dividend requirement              23,257,662  19,842,834  18,129,144
                                              ----------- ----------- -----------
   Net income available for common            $42,245,807 $44,163,239 $35,408,055
                                              =========== =========== ===========
   Average common shares outstanding           38,460,687  35,918,565  33,367,527
   Basic earnings per share                   $      1.10 $      1.23 $      1.06
                                              =========== =========== ===========
DILUTED:
   Net income                                 $65,503,469 $64,006,073 $53,537,199
   Preferred dividend requirement              22,779,499  18,944,799  18,129,144
                                              ----------- ----------- -----------
   Net income available for common            $42,723,970 $45,061,274 $35,408,055
                                              =========== =========== ===========
   Dilutive convertible preferred shares          366,136     687,638           0
   Dilutive stock options                         101,300      70,100      50,200
   Average common shares outstanding           38,460,687  35,918,565  33,367,527
                                              ----------- ----------- -----------
   Average diluted common shares outstanding   38,928,123  36,676,303  33,417,727
                                              =========== =========== ===========
   Diluted earnings per share                 $      1.10 $      1.23 $      1.06

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

                        PREFERRED A          PREFERRED B    PREFERRED C       PREFERRED D
                        -----------          -----------    -----------       -----------
Price per share            $25.00              $25.00         $25.00            $50.00
Shares issued           4,600,000           4,000,000      4,600,000         1,000,000
Shares outstanding        187,666           4,000,000      4,599,400         1,000,000
Dividend per share          $1.75              $2.205       $2.15(a)            $4.145
Call date           June 30, 1998    October 31, 1999 March 31, 2000 December 10, 2026
Conversion price           $18.65              $21.04         $22.00             --(b)

______________

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

9.  DIVIDENDS

    In 1997, the Company paid dividends per share as follows:

                                    COMMON PREFERRED A PREFERRED B PREFERRED C PREFERRED D
                                    ------ ----------- ----------- ----------- -----------
     March 31                         $.39      $.4375    $.55125      $.5375    $1.03625
     June 30                           .39       .4375     .55125       .5375     1.03625
     September 29                      .39       .4375     .55125       .5375     1.03625
     December 29                       .39       .4375     .55125       .5375     1.03625
     Total                           $1.56     $1.7500   $2.20500     $2.1500    $4.14500

     The ordinary, long-term capital gains and return of capital distributions for 1997 were as follows:

                                    Common  Preferred A Preferred B Preferred C Preferred D
                                   Dividends Dividends   Dividends   Dividends   Dividends
                                   --------- ---------  ----------  ----------- -----------
Ordinary                            56.44%     84.88%     84.88%       84.88%    84.88%
Return of Capital                   33.50          0          0            0         0
Long-term capital gain              10.06      15.12      15.12        15.12     15.12
                                   ------     ------     ------       -------   ------
                                   100.00%    100.00%    100.00%      100.00%   100.00%

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

PART II

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None


PART III

Item 10--Directors and Executive Officers of the Registrant

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

Item 11--Executive Compensation

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

Item 13--Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

                                          State of     Names Under Which
Name                Type of Entity        Formation  Subsidiary Does Business
----                --------------        ---------  ------------------------
Merry Land Apartment                                   Merry Land Apartment
Communities, Inc.       Corporation        Maryland       Communities

ML Apartments Limited   Corporation        Maryland  ML Apartment Limited

ML Texas Apartments LP Limited Partnership  Texas    ML Texas Apartments

ML North Carolina                                    ML North Carolina
  Apartments LP        Limited Partnership Georgia     Apartments LP

ML Tennessee           Limited Partnership Georgia   ML Tennessee
Apartments LP                                          Apartments LP

ML Alabama               Corporation       Alabama   ML Alabama
Apartments, Inc.                                       Apartments LP

MLA, Inc.                Corporation       Georgia   MLA, Inc.

McCaslin Riverhill,    Limited Partnership  Texas    McCaslin Riverhill
Ltd.

The Wimberly Apartment Limited Partnership  Texas    The Wimberly
Homes, Ltd.                                            Apartment Homes

McCaslin Hidden Lakes, Limited Partnership  Texas    McCaslin Hidden Lakes
Ltd.

(23) --   Consent of Arthur Andersen, LLP
(27) --   Financial Data Schedule (for SEC use only).

   b) -- Reports on Form 8-K. The registrant filed reports on Form 8-K during the last quarter of 1997 as follows with respect to the following matters.


FORM        ITEMS               DATE FILED       LOCATION           FINANCIAL STATEMENTS
----        -----               ----------       --------           --------------------
8-K   5,7 (Acquisition of four  October 8, 1997   Duluth, Ga        Audited Statements
      apartment communities)                      Dallas, Tex.      and Pro Forma
                                                                    Financial Statements
8-K   5 (Acquisition of two     October 8, 1997   Houston, Tex.     N/A
      apartment communities)

8-K   5,7 ($50MM 6.69% Notes    October 31, 1997     N/A            N/A
      due 2006)

8-K   5 (Completion of Public   February 13, 1998    N/A            N/A
      Offering of Series E
      Preferred Stock)



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

    /S/  ARTHUR ANDERSEN LLP
           Arthur Andersen LLP

Atlanta, Georgia
January 16, 1998


PART IV

Item  14--Schedule XI--Real Estate and Accumulated Depreciation  for the Year
Ending December 31, 1997:


                                          Cost Capitalized            Gross Amount at Which
                Initial Cost to Company Subsequent to Acquisition Carried at December 31, 1997 Accumulated           Depre-
                  Buildings &                 Carrying             Buildings &   Total  Depreciation   Date of  Date ciable
Residential Land  Improvements Improvements   Cost         Land    Improvements   (a)       (aP)       Constr.  Acq.  Life
----------- ----  ------------ ------------   -----        ----    ------------  -----    -------   ----------  ----  ----
1.    $1,500,000  $ 12,712,085  $14,334,143            $1,500,000  $27,046,228 $28,546,228 $2,105,408  1987    1994 5-50 yr.
2.     3,576,000    15,671,192    1,127,193             3,576,000   16,798,385  20,374,385  2,567,866  1990    1993 5-50 yr.
3.     1,110,000     6,330,825    1,027,057             1,110,000    7,357,882   8,467,882  1,192,864  1988    1993 5-50 yr.
4.     3,840,000    17,219,224    1,831,230             3,840,000   19,050,454  22,890,454  2,945,724  1991    1993 5-50 yr.
5.     2,080,000     9,957,175      384,122             2,080,000   10,341,297  12,421,297  1,073,315  1990    1995 5-50 yr.
6.     1,580,000    10,983,800      971,654             1,580,000   11,955,454  13,535,454  1,802,704  1988    1993 5-50 yr.
7.     2,120,000    13,195,900    1,418,343             2,120,000   14,614,243  16,734,243  2,157,767  1988    1993 5-50 yr.
8.       805,550     7,166,331    1,051,951               805,550    8,218,282   9,023,832  2,270,885  1982    1990 5-50 yr.
9.     1,503,000    13,553,192      919,341             1,503,000   14,472,533  15,975,533  1,419,457  1989    1994 5-50 yr.
10.    2,592,000    13,375,363    1,158,803             2,592,000   14,534,166  17,126,166  2,061,461  1991    1993 5-50 yr.
11.       65,000       259,675    1,567,939                65,000    1,827,614   1,892,614    576,333  1918(b) 1983 5-50 yr.
12.      954,000     9,083,755      448,371               954,000    9,532,126  10,486,126    907,966  1988    1994 5-50 yr.
13.    1,134,000    10,158,363      569,070             1,134,000   10,727,433  11,861,433  1,017,354  1987    1994 5-50 yr.
14.    1,818,000    21,740,650      150,043             1,818,000   21,890,693  23,708,693    212,144  1996    1997 5-50 yr.
15.      700,000     5,620,292    1,105,789               700,000    6,726,081   7,426,081  2,048,209  1986    1990 5-50 yr.
16.      635,000     2,901,168   20,711,036               635,000   23,612,204  24,247,204  1,130,975  1986    1994 5-50 yr.
17.    2,048,000     9,710,500    2,080,518             2,048,000   11,791,018  13,839,018  1,497,947  1986    1993 5-50 yr.
18.      891,000    10,883,905      362,725               891,000   11,246,630  12,137,630  1,048,827  1984    1994 5-50 yr.
19.    1,500,000    16,142,858      826,636             1,500,000   16,969,494  18,469,494  2,388,834  1991    1993 5-50 yr.
20.    1,936,000     7,939,000    1,541,663             1,936,000    9,480,663  11,416,663  1,249,086  1987    1993 5-50 yr.
21.    1,200,000     9,985,256      997,101             1,200,000   10,982,357  12,182,357  1,970,553  1989    1992 5-50 yr.
22.      912,000     7,717,525      490,213               912,000    8,207,738   9,119,738    351,970  1987    1996 5-50 yr.
23.    2,160,000    19,980,440      137,073             2,160,000   20,117,513  22,277,513    327,271  1996    1997 5-50 yr.
24.    1,630,000    12,880,863    1,734,707             1,630,000   14,615,570  16,245,570  2,254,648  1990    1993 5-50 yr.
25.    1,008,000     5,133,133    1,000,503             1,008,000    6,133,636   7,141,636  1,018,817  1983    1993 5-50 yr.
26.    1,629,000    15,936,411      987,441             1,629,000   16,923,852  18,552,852  1,650,774  1987    1994 5-50 yr.
27.    1,260,000     8,584,736      696,681             1,260,000    9,281,417  10,541,417    947,313  1984    1994 5-50 yr.
28.      888,000     4,241,225      228,921               888,000    4,470,146   5,358,146    293,958  1989    1996 5-50 yr.
29.    1,963,000    16,037,341      285,468             1,963,000   16,322,809  18,285,809    773,253  1995    1996 5-50 yr.
30.    1,440,000     6,210,000      940,447             1,440,000    7,150,447   8,590,447  1,074,647  1985    1993 5-50 yr.
31.      325,000     6,001,731    1,065,060               325,000    7,066,791   7,391,791  2,077,609  1983    1986 5-50 yr.
32.    2,632,000    16,839,075    1,433,842             2,632,000   18,272,917  20,904,917  2,635,148  1990    1992 5-50 yr.
33.      258,277    21,126,910            0               258,277   21,126,910  21,385,187    258,814  1990    1992 5-50 yr.
34.      752,000     9,759,351    1,068,936               752,000   10,828,287  11,580,287  1,885,051  1986    1992 5-50 yr.
35.      480,000     5,917,041      672,998               480,000    6,590,039   7,070,039  1,464,170  1985    1991 5-50 yr.
36.    1,323,000    12,864,616    1,410,628             1,323,000   14,275,244  15,598,244  1,418,863  1984    1994 5-50 yr.
37.    1,872,000    18,134,684      133,848             1,872,000   18,268,532  20,140,532    177,901  1996    1997 5-50 yr.
38.      450,000     5,256,127      833,452               450,000    6,089,579   6,539,579  1,467,167  1987    1991 5-50 yr.
39.      990,000     9,016,445      894,165               990,000    9,910,610  10,900,610  1,748,398  1990    1992 5-50 yr.
40.      485,100     4,371,125      478,590               485,100    4,849,715   5,334,815    846,763  1986    1992 5-50 yr.
41.    1,520,000     9,414,575      680,577             1,520,000   10,095,152  11,615,152  1,204,856  1989    1994 5-50 yr.
42.    1,040,000     8,071,809      526,330             1,040,000    8,598,139   9,638,139    876,504  1986    1995 5-50 yr.
43.    2,916,000    12,418,026       81,250             2,916,000   12,499,276  15,415,276             1994    1997 5-50 yr.
44.    1,058,975     8,096,736    1,583,233             1,058,975    9,679,969  10,738,944  2,105,636  1984  1989(c)5-50 yr.
45.    2,100,000     9,600,000      408,950             2,100,000   10,008,950  12,108,950  1,306,296  1991    1993 5-50 yr.
46.    1,314,000     9,978,363      538,603             1,314,000   10,516,966  11,830,966  1,046,636  1986    1994 5-50 yr.
47.    4,800,000    20,742,850      936,471             4,800,000   21,679,321  26,479,321  2,237,950  1989    1995 5-50 yr.
48.    5,760,000    24,320,449    1,729,762             5,760,000   26,050,211  31,810,211  3,475,702  1990    1993 5-50 yr.
49.    2,016,000     8,518,000      846,151             2,016,000    9,364,151  11,380,151  1,329,915  1988    1993 5-50 yr.
50.    2,240,000    11,960,000      980,063             2,240,000   12,940,063  15,180,063  1,825,613  1988    1993 5-50 yr.
51.    2,470,000    21,562,604      390,469             2,470,000   21,953,073  24,423,073  2,144,146  1995    1995 5-50 yr.
52.    3,055,000    25,957,233      595,430             3,055,000   26,552,663  29,607,663  2,147,427  1995    1995 5-50 yr.
53.    1,300,000    12,613,527      172,478             1,300,000   12,786,005  14,086,005    995,869  1995    1995 5-50 yr.
54.      838,529     7,369,277   33,776,110               838,529   41,145,387  41,983,916    674,124  1996    1996 5-50 yr.
55.    2,626,000    22,060,707      525,830             2,626,000   22,586,537  25,212,537  2,037,188  1995    1995 5-50 yr.
56.    2,535,000    20,986,021      383,551             2,535,000   21,369,572  23,904,572  1,674,579  1995    1995 5-50 yr.
57.    1,046,500     9,054,154      366,784             1,046,500    9,420,938  10,467,438    646,117  1995    1996 5-50 yr.
58.    2,444,000    22,020,109      516,804             2,444,000   22,536,913  24,980,913  2,118,479  1995    1995 5-50 yr.
59.      351,001     4,159,438    1,198,887               351,001    5,358,325   5,709,326  1,461,626  1986    1986 5-50 yr.
60.    1,824,000    16,227,875      430,803             1,824,000   16,658,678  18,482,678  1,093,465  1988    1996 5-50 yr.
61.      329,786     6,649,280    1,124,748               329,786    7,774,028   8,103,814  2,206,008  1983    1986 5-50 yr.
62.    2,432,000    14,107,966      803,187             2,432,000   14,911,153  17,343,153  2,118,959  1991    1993 5-50 yr.
63.      720,000     7,959,871    2,935,193               720,000   10,895,064  11,615,064  2,261,396  1984    1991 5-50 yr.
64.    2,196,744    18,053,471      162,921             2,196,744   18,216,392  20,413,136    356,981  1996    1997 5-50 yr.
65.    2,223,000    10,598,821       68,750             2,223,000   10,667,571  12,890,571          0  1994    1997 5-50 yr.
66.    1,200,000    11,010,416       99,977             1,200,000   11,110,393  12,310,393    182,789  1990    1997 5-50 yr.
67.      828,000     6,563,020      294,134               828,000    6,857,154   7,685,154    275,988  1990    1996 5-50 yr.
68.    1,700,000    19,600,290      228,253             1,700,000   19,828,543  21,528,543    388,061  1996    1997 5-50 yr.
69.    1,640,000    12,945,374      827,473             1,640,000   13,772,847  15,412,847  2,035,558  1991    1993 5-50 yr.
70.    1,386,000    14,775,063      330,178             1,386,000   15,105,240  16,491,240    398,211  1991    1997 5-50 yr.
71.      864,000     5,252,025    2,444,531               864,000    7,696,556   8,560,556  1,259,496  1984    1992 5-50 yr.
72.    2,171,000    18,535,275      374,936             2,171,000   18,910,211  21,081,211  1,682,822  1994    1994 5-50 yr.
73.      580,000     8,216,250      885,105               580,000    9,101,355   9,681,355  1,894,352  1986    1989 5-50 yr.
74.      777,000    10,480,126       95,684               777,000   10,575,810  11,352,810    278,974  1996    1997 5-50 yr.
75.      890,000    10,318,505      252,582               890,000   10,571,087  11,461,087    448,552  1986    1996 5-50 yr.
76.      940,000    11,919,983      102,992               940,000   12,022,975  12,962,975    117,059  1995    1997 5-50 yr.
77.    2,004,000    19,980,334    (106,874)             2,004,000   19,873,460  21,877,460    194,702  1996    1997 5-50 yr.
78.    1,988,000     9,663,149      754,412             1,988,000   10,417,561  12,405,561  1,559,864  1991    1993 5-50 yr.
79.      960,000     4,937,213      493,690               960,000    5,430,903   6,390,903    824,483  1986    1993 5-50 yr.
80.    2,574,000    24,834,228      305,720             2,574,000   25,139,948  27,713,948  1,961,223  1995    1996 5-50 yr.
81.    1,140,000     8,397,085      449,955             1,140,000    8,847,040   9,987,040  1,053,170  1989    1994 5-50 yr.
82.    1,380,000     9,437,830      709,707             1,380,000   10,147,537  11,527,537    497,626  1986    1996 5-50 yr.
83.      360,000     4,235,504    1,005,194               360,000    5,240,698   5,600,698  1,546,712  1983    1990 5-50 yr.
84.    1,536,000    13,614,751    1,795,060             1,536,000   15,409,811  16,945,811  2,885,884  1986    1992 5-50 yr.
85.    1,111,500     7,671,643      520,873             1,111,500    8,192,516   9,304,016    822,147  1986    1994 5-50 yr.
86.      411,500     6,891,173    1,043,287               411,500    7,934,460   8,345,960  2,192,178  1985    1985 5-50 yr.
87.      500,000     4,571,011    1,369,336               500,000    5,940,347   6,440,347  1,029,963  1986    1992 5-50 yr.
88.      800,000     5,214,004      635,302               800,000    5,849,306   6,649,306  1,392,730  1986    1991 5-50 yr.
89.    1,988,000     9,833,825    1,013,729             1,988,000   10,847,554  12,835,554  1,754,512  1987    1993 5-50 yr.
90.    2,380,000    19,936,610      168,768             2,380,000   20,105,378  22,485,378    198,882  1991    1997 5-50 yr.
91.      873,000     9,033,168      291,166               873,000    9,324,334  10,197,334    397,505  1990    1996 5-50 yr.
92.      960,000    11,022,351      906,223               960,000   11,928,574  12,888,574  2,065,934  1991    1992 5-50 yr.
93.    3,024,000    15,027,450    1,328,306             3,024,000   16,355,756  19,379,756  2,555,627  1988    1993 5-50 yr.
94.      900,000    10,222,867      131,512               900,000   10,354,378  11,254,378    436,642  1994    1996 5-50 yr.
95.    1,888,000    10,950,825      868,740             1,888,000   11,819,565  13,707,565  1,244,745  1989    1994 5-50 yr.
96.      448,000     6,490,069    1,000,539               448,000    7,490,608   7,938,608  1,799,737  1985    1988 5-50 yr.
97.    3,648,000    13,152,000    1,632,824             3,648,000   14,784,824  18,432,824  2,024,155  1991    1993 5-50 yr.
98.      960,000     5,597,500      704,280               960,000    6,301,780   7,261,780    951,766  1985    1993 5-50 yr.
99.    1,120,000     6,088,097      706,973             1,120,000    6,795,070   7,915,070  1,081,288  1985    1993 5-50 yr.
100.   2,232,000    24,274,684      182,792             2,232,000   24,457,476  26,689,476    237,448  1996    1997 5-50 yr.
101.   1,224,000     9,971,854      989,319             1,224,000   10,961,173  12,185,173  1,036,709  1982    1994 5-50 yr.
102.     377,500     6,195,990    1,618,101               377,500    7,814,091   8,191,591  1,724,596  1984    1989 5-50 yr.
103.      73,163            --    8,293,835  523,036       73,163    8,625,884   8,699,047  2,674,414  1982    1983 5-50 yr.
104.     125,000     1,076,646      352,155               125,000    1,428,801   1,553,801    643,579  1975    1982 5-50 yr.
Miscell  138,399       626,133      869,118               138,399    1,495,251   1,633,650    469,971various various5-50 yr.

TOTAL RESIDENTIAL
     ----------- ------------- ------------  -------   -----------   ----------  ----------  --------- ----   ---- --------
    $157,301,524$1,181,664,767 $156,810,925 $523,036$157,301,524$1,383,807,741$1,496,109,265$139,883,740
     ----------- ------------- ------------  -------   -----------   ----------  ----------  --------- ----   ---- --------
Commercial
         791,726     3,089,125    1,482,180       --     791,726     4,571,305     5,363,031 1,370,506various various5-50 yr.
Development in Progress
      14,395,165            --   29,968,766 3,977,716 24,698,865    23,642,782    48,341,647      --
Land
       4,089,470            --           --       --   4,089,470            --     4,089,470    29,526
     ----------- ------------- ------------  -------   -----------   ----------  ----------  ----------
TOTAL
   $176,303,820 $1,184,753,892 $188,261,781$4,500,752$186,607,520$1,367,021,828$1,553,873,887$141,283,772
   ============ ============== ============ ========= =========== ============= ============= ===========

Notes:

(a) Reconciliations of total real estate carrying value and accumulated depreciation for the years ending December 31, 1997, 1996 and 1995 are as follows:

                                                               Real Estate                            Accumulated Depreciation
                                                   1997           1996           1995            1997           1996            1995
                                                   ----           ----           ----            ----           ----            ----
Balance at beginning of period           $1,242,471,071  $1,040,255,976   $814,435,663   $101,267,134    $67,627,934     $41,362,624
Additions--acquisitions and improvements    335,099,751     216,470,076    225,806,187     42,463,748     34,489,629      26,265,310
Deductions--cost of real estate sold         23,696,935      14,224,981         15,874      2,447,110        850,429               0
                                         --------------  -------------- --------------   ------------   ------------     -----------
Balance at end of period                 $1,553,873,887  $1,242,471,071 $1,040,225,976   $141,283,772   $101,267,134     $67,627,934
                                         ==============  ============== ==============   ============   ============     ===========

1. Adams Farm
2. Audubon Village
3. Augustine Club
4. Auvers Village
5. Beach Club
6. Belmont Crossing
7. Belmont Landing
8. Berkshire Place
9. Bermuda Cove
10. Bishop Park
11. Broadway
12. Champions Club
13. Champions Park
14. Chatelaine Park
15. Chatham Wood
16. Cherry Creek
17. Claire Pointe
18. Clary's Crossing
19. Colony Place
20. Conway Station
21. Copper Terrace
22. Country Club Place
23. Coventry at City View
24. Cypress Cove
25. Deerbrook
26. Duraleigh Woods
27. English Hills
28. Essex Place
29. Estate at Quarry Lake (e)
30. Falls
31. Greentree
32. Gwinnett Crossing
33. Hammocks at Long Point
34. Harvest Grove
35. Haywood Pointe
36. Hickory Creek
37. Hidden Lakes
38. Hollows
39. Hunt Club
40. Huntington
41. Indigo Plantation
42. Kimmerly Glen
43. La Tour Fontaine (g)
44. Lake Point
45. Lakeridge
46. Landings
47. Laurel Gardens
48. Lexington Glen
49. Lexington Park
50. Lofton Place
51. Madison at Cedar Springs
52. Madison at Chase Oaks
53. Madison at Melrose
54. Madison at River Sound
55. Madison at Round Grove
56. Madison at Stone Creek
57. Madison at the Arboretum
58. Madison on the Parkway
59. Magnolia Villa
60. Mariner Club (f)
61. Marsh Cove
62. Mission Bay
63. Misty Woods
64. The Oaks
65. Parc Royale (h)
66. Palms at South Shore
67. Plantations at Killearn (d)
68. The Point
69. Polos
70. Polos East
71. Princeton Square
72. Promenade
73. Quarterdeck
74. Ranchstone
75. Regency
76. Richmond Townhomes (j)
77. Riverhill
78. Royal Oaks
79. Sailboat Bay
80. Sedona Springs
81. Shadow Lake
82. Shoal Run
83. Somerset Place
84. Spicewood Springs
85. Steeple Chase
86. Summit Place
87. Sweetwater Glen
88. Timber Hollow
89. Timberwalk
90. Trails at Briar Forest (i)
91. Valencia Plantation
92. Viridian Lake
93. Waterford
94. Waterford Place
95. Waterford Village
96. Waters Edge
97. Welleby Lake
98. West Wind Landing
99. Willow Trail
100. Wimberly
101. Windridge
102. Windsor Place
103. Woodcrest
104. Woodknoll
Miscellaneous


ENCUMBRANCES
------------

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

    /S/  W. TENNENT HOUSTON
    -----------------------
    W. Tennent Houston
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                   TITLE                DATE

/S/ BOONE A. KNOX         Chairman of the Board      April 9, 1998
----------------------    and Director
  Boone A. Knox

/S/ W. TENNENT HOUSTON    President, Chief Executive April 9, 1998
----------------------    Officer and Director
W. Tennent Houston

/S/ MICHAEL N. THOMPSON   Executive Vice President,  April 9, 1998
----------------------    Chief Operating Officer and
Michael N. Thompson       Director

/S/ W. HALE BARRETT       Secretary and Director     April 9, 1998
----------------------
 W. Hale Barrett

/S/ HUGH CALVIN LONG II   Director                   April 9, 1998
----------------------
Hugh Calvin Long II

/S/ ROBERT P. KIRBY       Director                   April 9, 1998
----------------------
 Robert P. Kirby

/S/ PAUL S. SIMON         Director                   April 9, 1998
----------------------
  Paul S. Simon

/S/ DORRIE E. GREEN       Vice President and Chief   April 9, 1998
----------------------    Financial Officer
 Dorrie E. Green

/S/ RONALD J. BENTON      Vice President and         April 9, 1998
----------------------    Controller
Ronald J. Benton