Form 10-Q
period 1998-03-31
MERRY LAND & INVESTMENT CO INC
filed 1998-05-14
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ___________

                                  FORM 10Q
                                 ___________

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                        For the fiscal quarter ended

                               MARCH 31, 1998
                      Commission file number: 001-11081



                    MERRY LAND & INVESTMENT COMPANY, INC.

State of Incorporation: Georgia        I.R.S. Employer Identification Number:
                                                     58-0961876

                                 ___________

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

The number of shares of common stock outstanding as of April 30, 1998 was 42,761,213.

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance sheets - March 31, 1998 and December 31, 1997

        Statements of income - Three months ended March 31, 1998 and 1997

        Statements of cash flows - Three months ended March 31, 1998 and 1997

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
                               (In thousands)

                                                                                      (Unaudited)
                                                                                        March 31,                December 31,
PROPERTIES AT COST                                                                           1998                        1997
                                                                                       ----------                  ----------
     Apartments                                                                        $1,507,945                  $1,496,109
     Apartments under development                                                          51,300                      48,342
     Commercial rental property                                                             5,375                       5,363
     Land held for investment or future development                                         4,090                       4,090
     Operating equipment                                                                    3,780                       3,676
                                                                                       ----------                  ----------
                                                                                        1,572,490                   1,557,580
     Less accumulated depreciation and depletion                                         (155,324)                   (142,617)
                                                                                       ----------                  ----------
                                                                                        1,417,166                   1,414,963
CASH AND SECURITIES
     Cash and cash equivalents                                                                 45                         570
     Repurchase Agreements                                                                 79,854                           -
     Marketable securities                                                                  2,131                       1,963
                                                                                       ----------                  ----------
                                                                                           82,030                       2,533
OTHER ASSETS
     Notes receivable                                                                       1,397                       1,412
     Other receivables                                                                        189                         249
     Deferred loan costs                                                                    4,421                       4,639
     Other                                                                                  6,102                       4,085
                                                                                       ----------                  ----------
                                                                                           12,109                      10,385
                                                                                       ----------                  ----------
TOTAL ASSETS                                                                           $1,511,305                  $1,427,881
                                                                                       ==========                  ==========
NOTES PAYABLE
     Mortgage loans                                                                    $   70,109                  $   70,282
     Senior notes                                                                         460,000                     460,000
     Note payable-credit line                                                                 ---                      67,800
                                                                                       ----------                  ----------
                                                                                          530,109                     598,082
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accrued interest                                                                       8,724                       6,622
     Resident security deposits                                                             1,333                       1,597
     Accrued property taxes                                                                 8,083                      10,780
     Accrued employee compensation                                                          1,545                       3,471
     Other                                                                                  8,270                       9,997
                                                                                       ----------                  ----------
                                                                                           27,955                      32,467
STOCKHOLDERS' EQUITY
     Preferred stock, at $25 and $50 liquidation preference, 20,000                       369,672                     269,677
     shares authorized
     Common stock, at $1 stated value, 100,000 shares authorized
          42,706 and 39,177 shares issued                                                  42,706                      39,177
     Capital surplus                                                                      594,789                     525,744
     Cumulative undistributed net earnings                                                (24,648)                    (15,730)
     Notes receivable from stockholders and ESOP                                          (29,601)                    (21,691)
     Accumulated other comprehensive income                                                   323                         155
                                                                                       ----------                  ----------
                                                                                          953,241                     797,332
                                                                                       ----------                  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $1,511,305                  $1,427,881
                                                                                       ==========                  ==========





       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-     Financial Statements

                    Merry Land & Investment Company, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                (Unaudited)

                                                                                    Three months ended March 31,
                                                                                 -------------------------------
                                                                                 1998                       1997
                                                                                 ----                       ----
Rental income                                                               $  59,244                  $  47,861
Mineral royalties                                                                 391                         95
Mortgage interest                                                                  29                         28
Other interest                                                                    420                        738
Dividends                                                                          44                        559
Other income                                                                      373                      3,501
                                                                            ---------                  ---------
                                                                               60,501                     52,782

Rental expense                                                                 15,096                     12,686
General and administrative expense                                              1,207                      1,056
Interest                                                                        8,730                      5,626
Taxes and insurance                                                             7,129                      5,585
Depreciation -  real estate                                                    12,679                      9,425
Depreciation -  other                                                             135                         84
Amortization - financing costs                                                    237                        142
                                                                            ---------                  ---------
                                                                               45,213                     34,604

Income before net realized loss                                                15,288                     18,178
Net realized loss                                                                (15)                          -
                                                                            ---------                  ---------
NET INCOME                                                                     15,273                     18,178

Dividends to preferred shareholders                                             6,770                      5,831
                                                                            ---------                  ---------
NET INCOME AVAILABLE
FOR COMMON SHARES                                                           $   8,503                  $  12,347
                                                                            =========                  =========
Weighted average common shares outstanding
     - basic                                                                   39,935                     37,957
     - diluted                                                                 40,035                     37,983
EARNINGS PER COMMON SHARE
     - basic                                                                $     .21                  $     .33
                                                                            =========                  =========
     - diluted                                                              $     .21                  $     .33
                                                                            =========                  =========
CASH DIVIDENDS DECLARED
PER COMMON SHARE                                                            $     .41                  $     .39
                                                                            =========                  =========




       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I.
Financial Information
Item 1-   Financial Statements
                   Merry Land & Investment Company, Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                 1998                    1997
                                                                                 ----                    ----
OPERATING ACTIVITIES:
     Rents and royalties received                                           $  59,745               $  47,975
     Interest received                                                            565                     701
     Dividends received                                                            44                     559
     Rental expense                                                           (15,704)                (13,481)
     General and administrative expense                                        (1,650)                 (1,587)
     Interest expense                                                          (6,629)                 (3,338)
     Property taxes and insurance expense                                     (10,654)                 (7,376)
     Other                                                                       (480)                   (370)
                                                                            ---------               ---------
     Net cash provided by operating activities:                                25,237                  23,083

INVESTING ACTIVITIES:
     Sale of securities                                                             -                  16,046
     Sale of real property                                                        261                       -
     Purchase of real property                                                   (242)                      -
     Development of real property                                             (12,622)                (16,668)
     Recurring capital expenditures                                            (1,627)                 (1,328)
     Improvements to existing properties                                       (1,246)                   (851)
     Other                                                                     (2,928)                     48
                                                                            ---------               ---------
     Net cash used by investing activities                                    (18,404)                 (2,753)

FINANCING ACTIVITIES:
     Net repayments - bank debt                                               (67,800)                      -
     Net repayments - mortgage loans                                             (173)                    (38)
     Cash dividends paid - common                                             (17,421)                (14,793)
     Cash dividends paid - preferred                                           (6,769)                 (5,830)
     Sale of common stock                                                      68,026                   4,537
     Sale of preferred stock                                                   96,633                    (121)
                                                                            ---------               ---------
     Net cash provided (used) by financing activities                          72,496                 (16,245)
NET INCREASE IN CASH                                                           79,329                   4,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  570                  32,793
                                                                            ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  79,899               $  36,878
                                                                            =========               =========




       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1-     Financial Statements

                   Merry Land & Investment Company, Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     Reconciliation of Net Income to Cash Flows from Operating Activities
                              (In thousands)
                                (Unaudited)

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                         1998                   1997
                                                                        -----                  -----
Net income                                                            $15,273                $18,178
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                          13,051                  9,651
Increase in interest and accounts receivable                               52                 (1,237)
Decrease in other assets                                               (1,438)                  (308)
Decrease in accounts payable and accrued interest                      (1,701)                (3,201)
                                                                      -------                -------
Net cash provided by operating activities                             $25,237                $23,083
                                                                      =======                =======




       The accompanying notes are an integral part of these statements.

                   Merry Land & Investment Company, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1998
                                (Unaudited)

1. Nature of Business

    Merry Land & Investment Company, Inc. is a real estate investment trust
(REIT), which owns and operates upscale apartment communities in nine Southern states including Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.
    The consolidated financial statements for the three month periods ended March 31, 1998 and March 31, 1997 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

2. Marketable Securities

    The cost and market value of securities by major classification at March 31, 1998 were as follows (dollars in thousands):

                                                                       Unrealized
                                   Cost               Market              Gain
                                   ----               ------           ----------
Common stock                      $1,808              $2,131              $323


3. Borrowings

    Borrowings at March 31, 1998 were as follows (dollars in thousands):

9.760% mortgage notes(a)                                                                        $ 12,622
7.750% mortgage note(b)                                                                            9,600
7.625% mortgage note(c)                                                                            5,126
7.210% mortgage note(d)                                                                            9,397
7.125% mortgage note(e)                                                                           14,651
7.570% mortgage note(f)                                                                            9,803
8.250% mortgage note(g)                                                                            8,910
6.625% senior unsecured notes(h)                                                                 120,000
7.250% senior unsecured notes(i)                                                                  40,000
6.875% senior unsecured notes(j)                                                                  40,000
6.875% senior unsecured notes(k)                                                                  40,000
7.250% senior unsecured notes(l)                                                                 120,000
6.690% senior unsecured notes(m)                                                                  50,000
6.900% senior unsecured notes(n)                                                                  50,000
Advance under unsecured line of credit(o)                                                              -
                                                                                                --------
                                                                                                $530,109
                                                                                                ========

(a) $10.6 million and $2.0 million, 9.760% mortgage notes, principal and interest payable monthly, maturity 2001.
(b)  7.750% mortgage  note,  interest payable monthly only until November
     1998 at which both principal and interest will be payable monthly, maturity 2002.
(c)  7.625%  mortgage  note,  principal  and interest payable monthly, maturity
     2005.
(d)  7.210%  mortgage note, principal and interest  payable  monthly,  maturity
     2001.
(e) $0.8 million and $8.0 million and $5.9 million, 7.125% mortgage notes, principal and interest payable monthly, maturity 2006.
(f)  7.570%  mortgage note, principal and interest  payable  monthly,  maturity
     2001.
(g)  8.250% mortgage  note,  principal  and  interest payable monthly, maturity
     2001.
(h) 6.625% notes, interest payable semi-annually, principal installments of $40.0 million each due 1999, 2000, and 2001.
(i)  7.250% notes, interest payable semi-annually, maturity 2002.
(j)  6.875% notes, interest payable semi-annually, maturity 2003.
(k)  6.875% notes, interest payable semi-annually, maturity 2004.
(l)  7.250% notes, interest payable semi-annually, maturity 2005.
(m)  6.690% notes, principal and interest payable semi-annually, maturity 2006.
(n) 6.900% notes, principal and interest payable semi-annually, maturity August, 2007.
(o) $200 million line of credit bearing interest equal to floating LIBOR plus 0.60%, maturity September, 2000.

    The Company estimates that the fair value of borrowings approximates their carrying value at March 31, 1998. Maturities of borrowings at March 31 were as follows (dollars in thousands):

1998                      $     552
1999                         40,853
2000                         40,921
2001                         80,138
2002                         49,764
2003                         40,489
2004                         40,526
2005                        124,804
2006                         62,062
2007                         50,000
                          ---------
                          $ 530,109
                          =========

4. Earings Per Share and Share Information

    In 1997, the Company adopted SFAS 128, "Earnings Per Share". In accordance with this standard, basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share is computed giving effect to dilutive stock options and dilutive preferred stock with an applicable reduction in preferred dividends. Basic and diluted earnings per share are computed as follows (dollars in thousands):

                                                                     Three months ended March 31,
                                                                   ------------------------------
                                                                   1998                      1997
                                                                   ----                      ----
BASIC:
     Net Income                                                 $15,273                   $18,178
     Preferred dividend requirement                               6,770                     5,831
                                                                -------                   -------
     Net income available for common                            $ 8,503                   $12,347
                                                                =======                   =======
     Average common shares outstanding                           39,935                    37,957

     Basic earnings per share                                   $  0.21                   $  0.33

DILUTED:
     Net income                                                 $15,273                   $18,178
     Preferred dividend requirement                               6,770                     5,831
                                                                -------                   -------
     Net income available for common                            $ 8,503                   $12,347
     Dilutive stock options                                         100                        26
     Average common shares outstanding                           39,935                    37,957
                                                                -------                   -------
     Average diluted common shares outstanding                  $40,035                   $37,983
                                                                =======                   =======
     Diluted earnings per share                                 $  0.21                   $  0.33


5.  Income Taxes and Dividend Policy

    As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1998 to qualify as a REIT and to avoid paying income taxes. On March 31, 1998, the Company paid dividends per share as follows:

Series A Preferred         $0.43750
Series B Preferred         $0.55125
Series C Preferred         $0.53750
Series D Preferred         $1.03625
Series E Preferred(a)      $0.02436
Common                     $0.41000


(a) Series E Preferred was issued on February 13, 1998, therefore the dividends per share have been prorated.

6.  Recent Accounting Pronouncements

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The Company had comprehensive income, which is comprised of net income and unrealized gains or losses on marketable securities held as available for sale, of $15,440,810 and $16,705,911 for the period ending March 31, 1998 and 1997 respectively.

Form 10-Q - Merry Land & Investment Company, Inc.
Part I -    Financial Information
Item 2 -    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
(Dollars in thousands except apartment and per share data)

OVERVIEW

     Merry Land & Investment Company, Inc. is an apartment operating company and is one of the largest owners and operators of upscale garden apartments in the United States. At March 31, 1998, the Company had a total market capitalization of $1.9 billion and owned a high quality portfolio of 105 apartment communities containing 29,616 units. The communities are geographically diversified throughout the Southern United States, located in twenty-eight metropolitan areas, each with a population in excess of 250,000, extending from the Washington, D.C. area to Texas and Florida. Substantially all of the Company's apartment communities command rental rates in the upper range of their markets.

     Operating Strategy. The Company's strategy is to own and operate a significant number of communities in every major market in the Southern United States, and to establish a reputation recognized among apartment dwellers throughout this region for high quality communities and first class service. The accomplishment of this strategy should allow the Company to increase funds from operations and distributions to shareholders by producing greater cash flows at its apartment communities through significant marketing advantages and operating efficiencies. The Company adds to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage (primarily from merchant builders) and by developing communities from the ground up. The following table further describes the Company's apartment holdings by major market as of March 31, 1998 (dollars in thousands except rental rates):

                                                       Average           Average
                                   % of              Occupancy(1)    Rental Rate(2)
Market         Units     Cost    Total Cost        1998      1997    1998       1997
------         -----     ----    ----------        ----      ----    ----       ----
Atlanta        4,235   $209,150    13.9%          90.7%     92.4%    $713       $669
Dallas         3,208    209,518    13.9           87.4      90.8      841        849
Jacksonville   2,550    107,287     7.1           94.2      93.4      635        621
Charlotte      2,459    113,716     7.5           94.5      92.2      650        615
Orlando        2,404    119,220     7.9           94.0      96.1      695        669
Houston        1,457     87,474     5.8           92.5       n/a      837        n/a
Tampa          1,449     71,038     4.7           98.1      96.6      679        652
Ft. Myers      1,268     59,338     3.9           96.2      97.2      681        664
Raleigh        1,256     48,954     3.2           94.2      94.5      631        621
Austin         1,249     80,551     5.3           86.7      95.3      841        842
Savannah       1,149     55,286     3.7           92.1      93.3      691        630
Ft. Lauderdale 1,144     72,625     4.8           94.5      91.3      866        850
Charleston       880     34,196     2.3           97.5      94.5      565        548
All others     4,908    239,592    16.0           93.0      90.8      710        626
               -----  ---------   -----           ----      ----     ----       ----
              29,616 $1,507,945   100.0%          92.7%     92.9%    $716       $677

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

      Growth. Merry Land intends to increase its holdings of apartments primarily through the acquisition of apartment communities and also through apartment development. The following table summarizes the Company's growth in recent years (dollars in thousands):

                                      1998(1)           1997            1996            1995
                                   ----------     ----------      ----------      ----------
Units acquired                              -          4,104           2,475           3,444
Units developed                            90            936             414               -
Total units owned at end of period     29,616         29,526          24,936          22,296
Total cost of apartments           $1,507,945     $1,496,109      $1,175,427      $1,009,056
Total apartment rental income      $   59,121     $  208,363      $  176,053      $  144,283

     __________
     (1) Represents totals at March 31, 1998.

      Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties (dollars in thousands):

                                                                                 Estimated           Estimated
Community                           Location                  Units                Cost                Close
---------                           --------                  -----              ---------           ---------
Villages of Prairie Creek I       Dallas, Texas                236                $19,800              2Q1998
Creekside Homes at Legacy         Dallas, Texas                380                 31,200              3Q1998
Villages of Prairie Creek II      Dallas, Texas                228                 19,500              1Q1999
                                                               ---                -------
                                                               844                $70,500

Villages of Prairie Creek I and Creekside Homes at Legacy have both been completed. Villages of Prairie Creek I is 79% occupied and 83% leased with closing expected during the second quarter of 1998. Creekside Homes at Legacy is 62% occupied and 76% leased with closing expected during the third quarter of 1998. The Company will pay the seller an amount equal to the lesser of the budgeted cost or the seller's actual cost plus additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas. Although the third party developer bears the development and construction risk, the Company actively monitors construction quality of the communities.

     Development. At March 31, 1998, the Company had six communities with 2,408 units under construction (of which 960 units have been delivered) and one community with 220 units under development. These communities will be completed at an expected total cost of $203.3 million. In addition, the Company owns land suitable for the construction of 1,240 additional units. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
     The following table summarizes the Company's current development communities and recently completed communities.
Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):

                                                                                                     Cost of
                                                                      Total                            Units
                                                           Total  Estimated      Total                Placed
                                                       Estimated       Cost       Cost   Units in         in  Estimated
Location                Community             Units         Cost   Per Unit    to Date    Service    Service Completion
--------                ---------             -----    ---------  ---------    -------   --------    ------- ----------
Completed, Unstabilized
-----------------------
Greensboro              Adams Farm II (1)       200    $  13,100    $65,500  $  13,062        200    $13,062    3Q 1997

Under Construction
------------------
Atlanta                 River Sound             586    $  42,000    $71,672  $  41,976        586    $41,976    4Q 1997
Savannah                Long Point I            308       22,900     74,351     22,615        284     21,383    2Q 1998
Richmond                Wyndham                 264       24,500     92,803     20,179         90      8,964    3Q 1998
Greensboro              Bridford Lake I         320       24,500     76,563     12,610          -          -    4Q 1998
Atlanta                 Satellite Place         424       34,000     80,189      9,104          -          -       1999
Richmond                Spring Oak              506       38,800     76,680                     -          -       1999
                                              -----    ---------    -------  ---------        ---    -------
                                              2,408    $ 186,700    $77,533  $ 113,045        960    $72,323
Under Development
-----------------
Nashville               Cherry Creek III (1)    220    $  16,600    $75,455 $    4,416                             1999

Future Development
------------------
Savannah                Long Point II (1)       352                         $    1,154
Nashville               Bell Road I             360                              1,911
Nashville               Bell Road II            328                              1,741
Greensboro              Bridford Lake II (1)    200                              1,356
                                              -----                         ----------
                                              1,240                         $    6,162

     __________
     (1)  Adjoins an existing community owned by the Company.


Recent Events

     Acquisition of Communities from Trammell Crow Residential.
 On April 1, 1998, the Company closed the purchase of twelve communities containing 3,538 units from Trammell Crow Residential, a national apartment development and management company, and its affiliates. The purchase of a thirteenth property will close upon the completion of construction probably in the second quarter of 1998. For the total 3,994 units, the sellers will receive consideration of $248.0 million, including partnership units in Merry Land's newly created subsidiary DownREIT partnership, cash and the assumption of debt.

     Of the twelve communities acquired, three are located in Orlando, four in Tampa, three in Jacksonville and one each in Sarasota and Daytona. This high quality portfolio averages seven years of age, 941 square feet per unit and $714 monthly rent, and was 95% occupied as of March 31, 1998. These characteristics are very similar to those of Merry Land's existing Florida holdings. Merry Land has employed substantially all of the staff at the communities and additional management personnel from Trammell Crow Residential. Merry Land has substantial infrastructure in place in Florida and expects to quickly integrate the new communities into its Orlando based Florida Management Area.

     The following is a detailed listing of the communities acquired:

                                                    Year                    Sq. ft.
Community                    Location              Built      Units        Per Unit     Avg. Rent     Occup.
---------                    --------              -----      -----        --------     ---------     ------
Wood Forest                  Daytona Beach         1985        144              822          $561        92%
Oaks at Baymeadows           Jacksonville          1985        248              995           619        94
Oaks at Regency              Jacksonville          1985        159              844           539        85
Oaks at Orange Park          Jacksonville          1986        280              845           589        94
Vinings at Lake Buena Vista  Orlando               1988        400              927           674        99
Chicasaw Crossing            Orlando               1986        292              850           594        95
Vinings Club at Metrowest    Orlando               1997        411            1,182         1,001        93
Vinings at Lenox Place       Orlando               1998        456            1,011           875        (1)
Beneva Place                 Sarasota              1986        192              882           680        99
Vinings Club at Boot Ranch   Tampa                 1996        432              956           803        94
Vinings at Carrollwood Place Tampa                 1995        432              970           733        96
Forest Place                 Tampa                 1985        244              813           554        96
Horizon Place                Tampa                 1985        304              841           599        96
                                                   ----      -----            -----         -----       ---
Weighted Average or Total                          1990      3,994              941          $714        95%

     __________
     (1) Under construction at March 31, 1998. Expected to close during the second quarter of 1998.

     The Company believes that this transaction is a significant step in its strategy to become recognized by renters throughout the South as the region's leading provider of high-quality apartment homes. With this transaction, Merry Land further enhances its leadership position in the Florida luxury apartment market with 14,256 high quality units in that state and with particularly strong concentrations in Orlando, Tampa and Jacksonville. The Company expects this transaction will help it to further capitalize on its significant marketing advantages and operating efficiencies in the state.

     The acquisition represents a 17% increase in the Company's total investment in apartments, and a 50% increase in its Florida holdings. Merry Land's
 Florida communities now represents 43% of the Company's total investment in apartments. The following table includes Merry Land's apartment holdings at April 1, 1998:

                                                                  % of
                         TOTAL               COST            TOTAL COST
                         -----               ----            ----------
Florida                 14,256           $747,420,328           42.6%
Texas                    5,914            377,542,701           21.5
Georgia                  5,760            278,247,332           15.8
N. Carolina              4,423            198,739,385           11.3
S. Carolina              1,308             47,830,505            2.7
Tennessee                  879             47,365,670            2.7
Virginia                   596             35,103,440            2.0
Maryland                   198             12,147,319            0.7
Alabama                    276             11,548,002            0.7
                        ------         --------------          -----
                        33,610         $1,755,944,682          100.0%

     To fund the acquisition Merry Land assumed $113.4 million of debt, including $96.7 million of tax exempt debt bearing interest at an average rate of approximately 5.0%. Merry Land also formed a subsidiary DownREIT partnership which issued operating partnership units with an aggregate value of $30.6 million to the sellers. An additional $5.4 million of units will be issued upon the closing of the thirteenth community. The units are redeemable for cash or, at the Company's option, for shares of Merry Land common stock on a one for one basis, beginning one year after closing. The Company will file a registration statement allowing the common stock exchanged for the units to be publicly traded. The balance of the purchase price was paid in cash.

  Sale of Preferred Stock. In an offering completed on February 13, 1998, the Company issued 4.0 million shares of Series E Cumulative Redeemable Preferred
 Stock at $25.00 per share for net proceeds of $96.6 million. This issue bears a dividend rate of 7.625% and is not callable by the Company until February 13, 2003. The Company used the net proceeds to pay down its line of credit, to provide funds to close the Trammell Crow transaction and to acquire and develop additional apartment communities. The
 Series E Preferred Stock is rated BBB by Standard &
 Poor's Corporation and Duff & Phelps Credit Rating
 Co. and Baa3 by Moody's Investors Services, Inc. and ranks equally with the Company's other series of preferred stock.

     Sale of Common Stock. In a public offering completed on March 16, 1998, the Company sold 3.0 million shares of common stock at $22.625 per share for net proceeds of $64.5 million. The Company used the net proceeds to close the Trammell Crow transaction and to provide funds to acquire and develop additional apartment communities.

     Year 2000. The Company has evaluated its information systems and believes that it faces no significant costs or risks associated with the "Year
2000" problem.

     Results of Operations for the Three Months Ended
March 31, 1998 and 1997.

     Rental Markets. In the aggregate, the Company's
Southern rental markets were in equilibrium for the first quarter of 1998. Occupancy totaled 93.7% at stabilized communities, all except development communities under lease-up, compared with 93.3% for the first quarter of 1997. While levels of new construction throughout the South remain high, the Company believes that if general economic activity, job growth and household formation in the South remain strong, occupancy and rent growth should remain satisfactory.

     Rental Operations - Total Portfolio. The operating performance of the Company's apartment portfolio is summarized in the following table
(dollars in thousands except average monthly rent):

                                               Change from                Three Months
                    % Change                  1997 to 1998           1998            1997
                    --------                  ------------           ----            ----
Rents                  23.9%                       $11,414        $59,121         $47,707
Operating expenses (1) 18.9                          2,388         15,030          12,642
Taxes and insurance    27.2                          1,495          6,996           5,501
                       ----                        -------        -------         -------
Subtotal (1)           21.4                          3,883         22,026          18,143

                       25.5%                       $ 7,531        $37,095         $29,564

Average occupancy (2)  (0.2)% (3)                                   92.7%           92.9%
Average monthly rent(4) 5.7%                                         $716            $677
Expense ratio (5)      (0.7)% (3)                                   37.3%           38.0%

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

      Acquisitions in the last three quarters of 1997 and the delivery of 848 units from the Company<O~>s development program since the first quarter of 1997 increased the weighted average number of apartments owned to 29,556 in the three month period of 1998 from 25,039 in the three month period of 1997. Rental revenues, expenses and taxes and insurance rose accordingly.
     The 5.7% increase in portfolio average rental rates in the three month period of 1998 from the three month period of 1997 resulted from both higher rents at the Company<O~>s continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1997 and 1998, whose monthly rents averaged $822 at March 31, 1998, versus the total portfolio average of $716.

     Rental Operations - Same Store. The performance of the 23,645 units which the Company held for the three month period of both 1998 and 1997 ("same store" results), is summarized in the following table (dollars in thousands, except average monthly rent; see footnotes above):

                                            Change from                Three Months
                      % Change             1997 to 1998            1998           1997
                      --------             ------------            ----           ----
Rental income           3.0%                  $1,366            $46,512        $45,146
Personnel               1.3                       66              4,955          4,889
Utilities             (13.8)                    (290)             1,811          2,101
Operating               6.6                      154              2,488          2,334
Maintenance and grounds 3.4                       88              2,671          2,583
Taxes and insurance    (0.3)                     (16)             5,197          5,213
                      -----                   ------            -------        -------
Subtotal (1)            0.0                        2             17,122         17,120

                        4.9%                  $1,364            $29,390        $28,026

Average occupancy (2)   0.9%                                      94.3%          93.4%
Average monthly rent(4) 2.2%                                       $691           $676
Expense ratio (5)      (1.1)%                                     36.8%          37.9%


      Rental income rose by $1.4 million or 3.0% for those properties held for all of both periods, as a result of 0.9% higher occupancy and 2.3% higher average rental rates. At March 31, 1998 same store occupancy was 94.3%, up from 93.4% at March 31, 1997.
     Total operating expenses were flat in 1998 from the same period in 1997. Operating costs increased
6.6% due to higher marketing and advertising costs, while utilities expense decreased by $0.3 million or 13.8% as the Company has passed a portion of its water expense to the residents. Accruals for property taxes and insurance were flat with the same period in 1997.

     Rental Operations - Development Communities.
$12.6 million was expended in the three month period of 1998 for apartments under development, bringing the cumulative investment to $134.9 million, including capitalized interest of $9.9 million. Some dilution of earnings may occur to the extent that leasing lags behind the delivery of units.
     90 units of Carriage Homes at Wyndham community were delivered in the first quarter of 1998. The operating results for the three month period of 1998 and 1997 for all development communities is summarized in the following table (dollars in thousands; see footnotes above):

                                            Three months
                                      ---------------------
                                        1998           1997
                                      ------         ------
Units                                  1,460          1,019

Rental income                         $2,583         $1,794

Operating expense (1)                    639            477
Taxes and insurance                      277            131
                                      ------         ------
Subtotal (1)                             916            608

                                      $1,667         $1,186

      At March 31, 1998, 72.5% of the 1,460 units delivered at
Carriage Homes at Wyndham, Hammocks at Long Point, Madison at
River Sound and Madison at Adams Farm were leased at an average rental rate of $851 per unit, or $.80 per square foot.

     Rental Operations - Other Communities. "Other communities" are those not included in same store communities or development communities. These include communities bought or sold in part or in whole in 1997. At March 31, 1998, these communities included
4,511 units. The performance of the other communities for the three month period of 1998 and 1997 is summarized in the following table (dollars in thousands; see footnotes above):

                                             Three months
                                      -----------------------
                                         1998            1997
                                      -------          ------
Units                                   4,511             450

Rental income                         $10,026            $767

Operating expense (1)                   2,466             258
Taxes and insurance                     1,522             157
                                      -------            ----
Subtotal (1)                            3,988             415

                                      $ 6,038            $352

      Interest, Dividend and Other Investment Income. Dividend income decreased as the Company essentially completed liquidation of its holdings of marketable securities in the second quarter of 1997 and invested the proceeds in apartments. Interest, dividend and other investment income are summarized in the following table (dollars in thousands):

                                            Three months
                                      ---------------------
                                        1998           1997
                                      ------        -------
Interest income                       $  449         $  766
Dividend income                           44            559
Other investment income                    -          3,501
                                      ------         ------
Total                                 $  493         $4,826


     Interest Expense. Interest expense totaled $8.7 million in the three month period of 1998, up from $5.6 million in the three month period of 1997.
Average debt outstanding rose to $553.4 million in the three month period of 1998 from $387.5 million in the three month period of 1997, primarily as a result of the issuance of the 6.90% senior unsecured notes in July, 1997, the issuance of the 6.69% senior unsecured notes in October, 1997, and the assumption of mortgage notes in 1997 related to apartment acquisitions. The weighted average interest rate charged on all the Company's debt decreased to 7.0% in the three month period of 1998 from 7.1% for the three month period in 1997 as a result of an average interest rate of 6.80% on the $100 million senior unsecured notes issued during 1997. During the three month period of 1998, $1.1 million of interest related to the Company<O~>s development projects was capitalized versus $1.2 million in the three month period of 1997.

      Interest expense and average debt balances are summarized below (dollars in thousands):

                                             Three Months ended March 31,
                                  ------------------------------------------------------
                                         1998                              1997
                                  --------------------              --------------------
                                  AMOUNT       RATE(1)              AMOUNT       RATE(1)
                                  ------       -------              ------       -------
Interest expense              $    9,874                         $   6,844
Capitalized interest              (1,144)                           (1,218)
                              ----------                         ---------
Total interest                     8,730                             5,626

Senior notes                     460,000          6.9%             360,000          7.0%
Mortgage notes                    70,167          7.9%              27,527          8.7%
Line of credit - banks            23,267          6.2%                   -
                              ----------          ----           ---------
Average balance outstanding      553,434          7.0%             387,527          7.1%

     __________
     (1)  Weighted average interest rate.

     General and Administrative Expenses. General and administrative expenses in the three month period of 1998 were $1.2 million, or 2.0% of rental revenues as compared to 2.2% for all of 1997. General and administrative expenses increased $0.2 million in the first three months in 1998 versus the first three months in 1997 due primarily to higher corporate headcount and their associated costs. The Company has continued to invest in the areas of property management, acquisition and development, and accounting to provide better service to its residents and to compete more efficiently in a rapidly evolving industry. The Company expects that its overhead expense measured as a percentage of revenues will remain among the lowest of apartment REITs.

      Net Income. Net income totaled $15.3 million in the three month period of 1998 and $18.2 million for the three month period of 1997. Net income available for common shareholders totaled $8.5 million in the three month period of 1998 and $12.3 million for the three month period of 1997. The decreases in net income and net income available for common shareholders for 1998 when compared to 1997 arose principally from the decrease in other income as a result of discontinuing cash management activities. Rental operations (rental income less rental expense, depreciation and taxes and insurance) increased due to an increase in owned apartments but was offset by higher interest expense and preferred dividends. Net income per common share in the three month period of 1998 decreased to $.21 from $.33 in the three month period of 1997.

     Dividends to Preferred Shareholders. Dividends to preferred shareholders totaled $6.8 million in the three month period of 1998 and $5.8 million in the three month period of 1997. Preferred dividends are summarized in the following table (dollars in thousands):

                                                                       Three months
                                                               --------------------------
                                                                 1998                1997
                                                                 ----                ----
Series A Preferred share dividends                             $   82             $   118
Series B Preferred share dividends                              2,205               2,205
Series C Preferred share dividends                              2,472               2,472
Series D Preferred share dividends                              1,036               1,036
Series E Preferred share dividends                                975                   0
                                                               ------             -------
Total preferred dividends                                      $6,770              $5,831

      The increase in preferred dividends arose from the issuance of $100.0 million of Series E preferred shares in February, 1998. Holders of the Company's Series A Preferred Stock have converted 4.4 million of the 4.6 million Series A shares originally issued in June 1993 into 5.9 million shares of the Company's common stock as the common dividend was raised above the equivalent preferred dividend.

     Funds from Operations. Funds from operations decreased 2.3% to $26.0 million in the three month period of 1998 as compared to $26.6 million in the three month period of 1997. Funds from operations available to common shares decreased 2.6% to $21.2 million in the three month period of 1998 compared to $21.8 million in the three month period of 1997. These decreases were principally due to decreases in other income produced by the active management of cash raised in securities offerings which was not yet invested in apartments. There was no other income from securities for the first quarter of 1998 while $3.5 million was received for the first quarter of 1997.
At March 31, 1998, the Company held no material marketable equity securities. "Core FFO", those earnings produced exclusively by non cash management activities, rose 12.5% to $26.0 million from $23.1 million for the first quarter of 1997.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):

                                                                      Three months
                                                             ---------------------------
                                                                1998                1997
                                                             -------             -------
Net income from operations                                   $15,273             $14,677
Net income - marketable securities                                 -               3,501
                                                             -------             -------
Total net income                                              15,273              18,178
Less preferred dividends paid                                  6,770               5,831
                                                             -------             -------
Net income available for common shares                         8,503              12,347

Add depreciation of real estate owned                         12,679               9,425
Add net realized loss                                             15                   -
                                                             -------             -------
Funds from operations available to common shares              21,196              21,773
Add convertible preferred dividends                            4,759               4,795
                                                             -------             -------
Funds from operations-fully diluted                          $25,955             $26,567
                                                             =======             =======
Less income from marketable securities                             -              (3,501)
                                                             -------             -------
Core funds from operations - fully diluted                   $25,955             $23,066
                                                             =======             =======
Weighted average common shares outstanding -
Basic                                                         39,935              37,957
Diluted                                                       40,035              37,983
Fully diluted (assuming conversion of
     all convertible preferred stock)                         50,263              48,319


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

Liquidity and Capital Resources

     Financial Structure. The Company's senior notes and its preferred stock are rated investment grade by Standard & Poor's Corporation (BBB+/BBB), Moody's
Investors Services, Inc. (Baa2/Baa3) and Duff & Phelps
Credit Rating Co. (BBB+/BBB). At March 31, 1998, total debt equaled 36% of total capitalization at cost, and 28% of total capitalization with common stock valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                         Common  Stock
                                                                % of         at Market           % of
                                               Cost            Total             Value          Total
                                               ----            -----             -----          -----
Advances under line of credit            $        -               0%        $        -             0%
Mortgage loans                               70,109                4            70,109              4
6.625% senior unsecured notes, 1999          40,000                3            40,000              2
6.625% senior unsecured notes, 2000          40,000                3            40,000              2
6.625% senior unsecured notes, 2001          40,000                3            40,000              2
7.25% senior unsecured notes, 2002           40,000                3            40,000              2
6.875% senior unsecured notes, 2003          40,000                3            40,000              2
6.875% senior unsecured notes, 2004          40,000                3            40,000              2
7.25% senior unsecured notes, 2005          120,000                8           120,000              6
6.69% senior unsecured notes, 2006           50,000                3            50,000              3
6.90% senior unsecured notes, 2007           50,000                3            50,000              3
                                         ----------              ---         ---------            ---
Total debt                                  530,109              36%           530,109            28%

Series D preferred stock                     50,000               3%            50,000             3%
Series E preferred stock                    100,000               7%           100,000             5%
Common stock  (1)                           803,241              54%         1,184,406            64%
                                         ----------             ----        ----------           ----
Total equity                                953,241              64%         1,334,406            72%

Total capitalization                     $1,483,350             100%        $1,864,515           100%
                                         ==========             ====        ==========           ====

     __________
     (1) Assumes conversion of all outstanding convertible preferred stock into common stock.

      At March 31, 1998, the Company had no borrowings outstanding under its lines of credit. Borrowings under the line bear interest at 0.60% above the thirty day
London  Interbank  Offered Rates. At March 31, 1998, the
Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow
$450.9 million on an unsecured basis.
    It generally is not the practice of the Company to finance its acquisitions using mortgage debt, though at times the Company finds it advantageous to assume such debt in order to successfully negotiate and close property acquisitions. At March 31, 1998, the Company had seven mortgage loans outstanding, which were assumed in 1997 and 1996 in connection with the purchase of seven communities. On April 1, 1998 the Company assumed one additional conventional mortgage associated with one of the Trammell Crow Residential properties as well as $97 million of tax-exempt mortgage debt with respect to nine Trammell Crow
Residential properties.
     On April 1, 1998, following the close of the Trammell Crow Residential acquisition of twelve properties, total debt equaled 40% of total capitalization at cost, and 32% of total capitalization with common stock valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                         Common Stock
                                                                            at Market
                                             Cost        % of Total             Value      % of Total
                                      -----------        ----------       -----------      ----------
Secured debt                          $   183,464               11%       $   183,464              9%
Unsecured debt                            460,000               28%           460,000             23%
                                      -----------              ----       -----------            ----
Total debt                            $   643,464               40%       $   643,464             32%

Series D&E preferred stock                150,000                9%           150,000              7%
Common stock (1)                          833,810               51%         1,211,667             60%
                                      -----------              ----       -----------            ----
Total equity                              983,810               60%         1,361,667             68%

Total capitalization - 4/1/98          $1,627,273              100%        $2,005,131            100%

     __________
     (1) Assumes conversion of all outstanding convertible preferred and DownREIT partnership units into common stock.

     At April 1, 1998, the Company's loan agreements and the covenants under its senior unsecured notes would have allowed it to borrow an additional $419.9 million on an unsecured basis.

     Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, apartment development and capital improvements. The Company essentially completed the liquidation of its holdings of marketable securities which were acquired as a temporary investment pending the acquisition or development of additional apartment communities.
     The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.
      The following table summarizes the Company's capital requirements resulting from its acquisition and development commitments as of March 31, 1998. Not included in this table are additional acquisitions and developments, debt repayments or the additional sales of debt or equity securities (dollars in thousands):

Estimated capital requirements:
-------------------------------
Development communities costs through 1999                                            85,877
Acquisition of communities under development                                          70,500
Acquisition of Trammell Crow Residential Portfolio                                   248,000
                                                                                     -------
Total future commitments                                                             404,377

Estimated capital sources:
--------------------------
Cash on hand at 3/31/98                                                               79,899
Marketable securities held at 3/31/98                                                  2,131
Issuance of DownREIT OP units - Trammell Crow Residential Portfolio                   36,003
Assumption of debt - Trammell Crow Residential Portfolio                             113,407
Funds available under line of credit                                                 200,000
                                                                                     -------
Total capital sources                                                                431,440

Excess of capital sources over requirements                                        $  27,063
                                                                                   =========

      Cash Flows. The following table summarizes cash flows for the three month periods of 1998 and 1997 (dollars in thousands):

                                                                SOURCES AND USES OF CASH:
                                                                -------------------------
                                                                       Three Months
                                                                -------------------------
                                                                  1998               1997
                                                                  ----               ----
Operating activities                                          $ 25,237           $ 23,083
Sale of Merry Land common stock                                 67,952              3,864
Sale of Merry Land preferred stock                              96,633                  -
Sale of real property                                              261                  -
Other                                                               90              2,262
                                                              --------           --------
Total sources of cash                                          190,173             29,209

Acquisitions of and improvements to properties                  (3,115)            (2,179)
Development of properties                                      (12,622)           (16,668)
Dividends paid                                                 (24,191)           (20,623)
Repayment of bank debt                                         (67,800)                 -
Other                                                           (2,948)              (159)
                                                              --------           --------
Total uses                                                    (110,676)           (39,629)

Increase (decrease) in cash, cash equivalents
     and marketable securities                                 $79,497          ($10,420)


Cash, cash equivalents and marketable securities increased by $79.5 million in 1998 mainly due to the sale of Merry Land common and preferred equity. On
April 1, 1998, Merry Land used the majority of the proceeds from the security offerings to close the Trammell Crow Residential acquisition. The
Company's operating cash flow has increased to $25.2 million in the three month period of 1998 from $23.1 million in the three month period of 1997. Net rental income from apartments increased as the size of the portfolio grew. The primary use of cash has been apartment development and improvements and dividends. Expenditures for apartment communities under development decreased to $12.6 million in the first three months of 1998 from $16.7 million in the first three months of 1997 as the level of construction decreased. The Company expects development expenditures to increase further for the remainder of 1998 as construction of additional apartment communities commences. Dividends paid in the three month period of 1998 increased from the same period in 1997 due to an increase in the amount of preferred stock outstanding, an increase in the average amount of common stock outstanding, and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.41 in the first quarter of 1998 from $0.39 per share.

     Capital Expenditures. The Company
capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners.
These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties.
Interest, real estate taxes and other
carrying costs incurred during the
development period of apartments under
construction are capitalized and, upon
completion of the project, depreciated over the lives of the projects.
The following table summarizes the capital expenditures for the three month periods of 1998 and 1997 (dollars in thousands, except per unit data):

                                                                        Three months
                                                                 ------------------------
                                                                 1998                1997
                                                                 ----                ----
Apartment communities:
Acquisitions                                                 $      -             $     -
Development projects:
Development costs                                              11,478              15,450
Capitalized interest                                            1,144               1,218
Replacements for stabilized communities (1)                     1,431               1,006
Improvements (2)                                                1,198                 712
Commercial properties                                              12                  97
Corporate level expenditures                                      474                 364
                                                              -------             -------
Total capital expenditures                                    $15,737             $18,847
                                                              =======             =======
Per Unit:
Replacements for stabilized communities (1)                       $61                 $47
Improvements (2)                                                  $41                 $28

     __________
     (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the three month period of 1998, 23,645 units were stabilized as compared to 21,156 units in the three month period of 1997.
     (2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

      The Company expects that the level of
expenditures for replacements and improvements will increase for the remainder of 1998 due primarily to the installation of water submeters at a number of communities and other expenditures scheduled for completion to enhance or maintain the Company's apartment communities' position in their markets.

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

     None

ITEM 5.  Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

   a. Exhibits:
      ---------
      (3.i) Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4(a) to the Company's Shelf Registration Statement on Form S-3 filed December
            15, 1995, file number 33-65067), as amended by Articles of Amendment to Articles of Incorporation re: Series D Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company's current report on Form 8-K filed December 11, 1996), and as further amended by Articles of Amendment to Articles of Incorporation re: Series E Preferred Stock (incorporated herein by reference to Exhibit B of the Company's Form 8-A12B filed on February 11, 1998).

      (3.ii) By-laws (incorporated herein by reference to Exhibit 3(ii) of Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

      (10)   Material Contracts.

      (10.1) Contribution Agreement between the Company and certain
             Affiliates of Trammell Crow Residential dated February 23, 1998 (incorporated herein by reference to Exhibit 10 to the Company's Form 8-K filed February 23, 1998).

      (27)   Financial Data Schedules

   b. Reports on Form 8-K. The registrant filed reports on Form 8-K during the first quarter of 1998 as follows with respect to the following matters.

Form             Items                                      Dated Filed               Location           Financial Statements
----             -----                                      -----------               --------           --------------------

8-K              5 (Completion of Public Offering of
                 Series E Preferred Stock)                  February 13, 1998         N/A                N/A

8-K              5,7 (Contract for acquisition of
                 thirteen apartment communities)            February 23, 1998         Florida            Audited Statements and
                                                                                                         Pro Forma Financial
                                                                                                         Statements
8-K              5 (Completion of Public Offering of
                 Common Stock)                              March 16, 1998            N/A                N/A


Form 10-Q - Merry Land & Investment Company,
Inc.
   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MERRY LAND & INVESTMENT COMPANY, INC.


                            /s/ Dorrie E. Green
                            _____________________________
                            Dorrie E. Green
                            Vice President and
                            Chief Financial Officer

May 14, 1998