Form 10-Q/A
period 1996-03-31
MERRY LAND & INVESTMENT CO INC
filed 1998-05-15
CIK 350071

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------
                                 FORM 10Q-A
                               Amendment No. 1
                               ---------------

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

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

Merry Land & Investment Company, Inc.

PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

a. EXHIBITS:

       Exhibit 27 - Financial Data Schedule (Earnings Per Share restated pursuant to FASB 128)

b. Reports on Form 8-K and K-/A:

   Form    Date Filed        Items Reported        Financial Statements Filed
   ----    ----------        --------------        --------------------------

   8-K   February 14, 1996   Acquisition of        No financial statements
                             Jefferson at          required.
                             Chase Oaks

                             Acquisition of        No financial statements
                             Jefferson on          required.
                             Melrose

                             Acquisition of        No financial statements
                             Jefferson at          required.
                             Stone Creek

                             Acquisition of        No financial statements
                             Crestview Apartments

Form 10-Q - Merry Land & Investment Company, Inc.
   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MERRY LAND & INVESTMENT COMPANY, INC.



                            /S/ DORRIE E. GREEN
                            -------------------
                            Dorrie E. Green
                            Vice President and
                            Chief Financial Officer

May 15, 1998