Form 10-Q
period 1998-06-30
MERRY LAND & INVESTMENT CO INC
filed 1998-08-13
CIK 350071

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

                                JUNE 30, 1998
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


The number of shares of common stock outstanding as of June 30, 1998 was 42,969,225.

Form 10-Q - Merry Land & Investment Company, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1998 and December 31, 1997

        Consolidated Statements of Income - Three months ended June 30, 1998 and 1997, and six months ended June 30, 1998 and 1997.

        Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997

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
                                (In thousands)

                                                                                     (Unaudited)
                                                                                        June 30,           December 31,
                                                                                            1998                   1997
PROPERTIES AT COST                                                                   -----------           ------------
     Apartments                                                                       $1,754,916             $1,496,109
     Apartments under development                                                         52,736                 48,342
     Commercial rental property                                                            5,423                  5,363
     Land held for investment or future development                                        4,102                  4,090
     Operating equipment                                                                   3,978                  3,676
                                                                                      ----------             ----------
                                                                                       1,821,155              1,557,580
     Less accumulated depreciation and depletion                                       (167,350)              (142,617)
                                                                                      ----------             ----------
                                                                                       1,653,805              1,414,963
CASH AND SECURITIES
     Cash and cash equivalents                                                               616                    570
     Marketable securities                                                                 1,858                  1,963
                                                                                      ----------             ----------
                                                                                           2,474                  2,533
OTHER ASSETS
     Notes receivable                                                                      1,381                  1,412
     Other receivable                                                                         44                    249
     Deferred loan costs                                                                   4,567                  4,639
     Other                                                                                 7,096                  4,085
                                                                                          13,088                 10,385
                                                                                      ----------             ----------
TOTAL ASSETS                                                                          $1,669,367             $1,427,881
NOTES PAYABLE                                                                         ==========             ==========
     Mortgage loans                                                                   $  183,340             $   70,282
     Senior notes                                                                        460,000                460,000
     Note payable-credit line                                                             12,100                 67,800
                                                                                      ----------             ----------
                                                                                         655,440                598,082
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accrued interest                                                                      7,169                  6,622
     Resident security deposits                                                            2,081                  1,597
     Accrued property taxes                                                               15,568                 10,780
     Accrued employee compensation                                                         1,605                  3,471
     Other                                                                                 6,316                  9,997
                                                                                      ----------             ----------
                                                                                          32,739                 32,467

     Minority interest                                                                    18,769                      -

STOCKHOLDERS' EQUITY
     Preferred stock, at $25 and $50 liquidation preference, 20,000                      369,650                269,677
     shares authorized
     Common stock, at $1 stated value, 100,000 shares authorized
          42,969 and 39,177 shares issued                                                 42,969                 39,177
     Capital surplus                                                                     611,068                525,744
     Cumulative undistributed net earnings                                              (31,872)               (15,730)
     Notes receivable from stockholders and ESOP                                        (29,446)               (21,691)
     Accumulated other comprehensive income                                                   50                    155
                                                                                      ----------             ----------
                                                                                         962,419                797,332
                                                                                      ----------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $1,669,367             $1,427,881
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

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                    Merry Land & Investment Company, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)

                                          Three months ended June 30,                Six months ended June 30,
                                       ------------------------------               --------------------------
                                            1998                 1997                   1998              1997
                                       ---------            ---------               --------          --------
Rental income                           $ 67,186              $49,013               $126,430          $ 96,874
Mineral royalties                            470                  459                    861               554
Mortgage interest                             27                   18                     56                46
Other interest                               400                  703                    820             1,441
Dividends                                     44                   42                     88               601
Other income                                 128                1,550                    501             5,051
                                        --------              -------               --------          --------
                                        $ 68,255              $51,785               $128,756          $104,567

Rental expense                            16,526               12,543                 31,622            25,229
General and administrative expense         1,736                1,325                  2,943             2,381
Interest                                   9,319                5,346                 18,049            10,972
Taxes and insurance                        7,738                5,793                 14,867            11,378
Depreciation -  real estate               13,594                9,538                 26,273            18,963
Depreciation -  other                        135                   84                    270               168
Amortization - financing costs               491                  143                    728               285
                                        --------              -------                -------          --------
                                          49,539               34,772                 94,752            69,376
Income before net realized gains          18,716               17,012                 34,004            35,190
(losses)
Net realized gains (losses)                (385)                  855                  (400)               855
                                        --------              -------                -------          --------
Income before minority interests          18,331               17,867                 33,604            36,045

Minority interests                           328                    0                    328                 0
                                        --------              -------                -------          --------

NET INCOME                                18,003               17,867                 33,276            36,045

Dividends to preferred                     7,701                5,819                 14,471            11,650
shareholders                            --------              -------                -------          --------

NET INCOME AVAILABLE
FOR COMMON SHARES                        $10,302              $12,048                $18,805          $ 24,395
                                        ========              =======                =======          ========
Weighted average common shares
     - basic                              42,738               38,358                 41,342            38,164
     - diluted                            44,157               38,416                 42,073            38,224

EARNINGS PER COMMON SHARE
     - basic                                $.24                 $.31                   $.45              $.64
                                            ====                 ====                   ====              ====
     - diluted                              $.24                 $.31                   $.45              $.64
                                            ====                 ====                   ====              ====
CASH DIVIDENDS DECLARED
PER COMMON SHARE                            $.41                 $.39                   $.82              $.78
                                            ====                 ====                   ====              ====





 The accompanying notes are an integral part of these consolidated statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                   Merry Land & Investment Company, Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                                Six Months ended June 30,
                                                                           ----------------------------------
                                                                           1998                          1997
                                                                           ----                          ----
OPERATING ACTIVITIES:
     Rents and royalties received                                      $127,511                      $ 97,558
     Interest received                                                    1,017                         1,653
     Dividends received                                                      88                           601
     Rental expense                                                    (32,818)                      (25,655)
     General and administrative expense                                 (3,087)                       (2,730)
     Interest expense                                                  (17,502)                      (10,972)
     Property taxes and insurance expense                              (10,870)                       (8,472)
     Other                                                                  805                           285
                                                                      ---------                      --------
     Net cash provided by investing activities                           65,144                        52,268

INVESTING ACTIVITIES:
     Sale of securities                                                       0                        21,851
     Sale of real property                                                3,179                        20,869
     Purchase of real property                                         (90,969)                      (69,286)
     Development of real property                                      (28,663)                      (33,086)
     Recurring capital expenditures                                     (3,618)                       (2,560)
     Improvements to existing properties                                (3,437)                       (2,294)
     Other                                                              (5,329)                         (421)
                                                                      ---------                      --------
     Net cash used by operating activities                            (128,837)                      (64,927)

FINANCING ACTIVITIES:
     Net borrowings (repayments) - bank debt                           (55,700)                        13,500
     Net borrowings (repayments) - mortgage loans                         (349)                          (77)
     Cash dividends paid - common                                      (34,947)                      (29,779)
     Cash dividends paid - preferred                                   (14,471)                      (11,650)
     Sale of common stock                                                73,171                         8,566
     Sale of preferred stock - public offering                           96,593                         (138)
     Distributions to minority interests                                  (558)                             0
                                                                      ---------                      --------
     Net cash provided (used) by financing activities                    63,739                      (19,577)

NET INCREASE (DECREASE) IN CASH                                              46                      (32,236)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            570                        32,793
                                                                      ---------                      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     616                      $    557
                                                                      =========                      ========




 The accompanying notes are an integral part of these consolidated statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                   Merry Land & Investment Company, Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     Reconciliation of Net Income to Cash Flows from Operating Activities
                              (In thousands)
                                (Unaudited)

                                                                                     Six Months ended June 30,
                                                                        --------------------------------------
                                                                           1998                           1997
                                                                        -------                        -------
Net income                                                              $33,276                        $36,045
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                            27,271                         19,416
Gain on the sale of real property                                           400                          (855)
Minority interest                                                           328                              0
(Increase) decrease in interest and accounts receivable                     196                            134
(Increase) decrease in other assets                                     (2,596)                          (403)
Increase (decrease) in accounts payable and accrued interest              6,269                        (2,069)
                                                                        -------                        -------
Net cash provided by operating activities                               $65,144                        $52,268
                                                                        =======                        =======




 The accompanying notes are an integral part of these consolidated statements.

                   Merry Land & Investment Company, Inc.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998
                                (Unaudited)

1. Nature of Business

    Merry Land & Investment Company, Inc. is a real estate investment trust
(REIT), which owns and operates upscale apartment communities in nine Southern states including Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As a qualified REIT the Company pays no corporate income taxes on earnings distributed to stockholders.
    The consolidated financial statements for the six month periods ended June 30, 1998 and June 30, 1997 reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. On April 1, 1998 the Company issued partnership units to close the purchase of twelve communities. As a result of this transaction, Merry Land created a subsidiary DownREIT partnership.

2. Marketable Securities

    The cost and market value of securities by major classification at June 30, 1998 were as follows (dollars in thousands):
                                                     Unrealized
                                Cost      Market           Gain
                              ------      ------     ----------
     Common stock             $1,808      $1,858            $50

3.  Non-Cash Investing and Financing Activities

    The Company's 1998 property acquisition activity was net of the assumption of mortgage notes of $113,406,610 and the issuance of Minority Partnership units valued at $30,569,293. These non-cash items are not reflected on the Consolidated Statements of Cash Flows.

4. Borrowings

    Borrowings at June 30, 1998 were as follows (dollars in thousands):

     9.760% mortgage notes (a)                            $ 12,601
     7.750% mortgage note (b)                                9,600
     7.625% mortgage note (c)                                5,105
     7.210% mortgage note (d)                                9,371
     7.125% mortgage note (e)                               14,588
     7.570% mortgage note (f)                                9,779
     8.250% mortgage note (g)                                8,890
     9.250% mortgage notes (h)                              16,736
     4.850% mortgage notes (i)                               5,995
     4.850% mortgage note (j)                                6,925
     4.850% mortgage note (k)                               11,640
     4.850% mortgage note (l)                               10,370
     5.350% mortgage note (m)                               10,240
     5.350% mortgage note (n)                               12,090
     4.010% mortgage note (o)                               21,170
     floating mortgage note (p)                              9,540
     floating mortgage note (q)                              8,700
     6.625% senior unsecured notes (r)                     120,000
     7.250% senior unsecured notes (s)                      40,000
     6.875% senior unsecured notes (t)                      40,000
     6.875% senior unsecured notes (u)                      40,000
     7.250% senior unsecured notes (v)                     120,000
     6.690% senior unsecured notes (w)                      50,000
     6.900% senior unsecured notes (x)                      50,000
     Advances under unsecured line of credit (y)            12,100
                                                         ---------
                                                         $ 655,440
                                                         =========

(a) $10.6 million and $2.0 million, 9.760% mortgage notes, principal and interest payable monthly, maturity 2001.
(b)  7.750% mortgage note, interest payable monthly  only  until November
     1998  at  which  both  principal  and  interest   will be payable monthly,
     maturity 2002.
(c)  7.625%  mortgage note, principal and interest  payable  monthly,  maturity
     2005.
(d)  7.210% mortgage  note,  principal  and  interest payable monthly, maturity
     2001.
(e) 7.125% mortgage notes, principal and interest payable monthly, maturity 2006.
(f)  7.570% mortgage note,  principal  and  interest  payable monthly, maturity
     2001.
(g)  8.250%  mortgage  note, principal and interest payable  monthly,  maturity
     2001.
(h)  9.250% mortgage note, principal and interest payable monthly, maturity
     2002.
(i)  4.850% mortgage notes, interest payable semi-annually, maturity 2005.
(j)  4.850% mortgage note, interest payable semi-annually, maturity 2005.
(k)  4.850% mortgage note, interest payable semi-annually, maturity 2008.
(l)  4.850% mortgage note, interest payable semi-annually, maturity 2005.
(m)  5.350% mortgage note, interest payable semi-annually, maturity 2005.
(n)  5.350% mortgage note, interest payable semi-annually, maturity 2005.
(o)  4.010% mortgage note, interest payable semi-annually, maturity 2007.
(p) Mortgage note, floating interest rate payable monthly, based on average weekly remarketing rate, maturity 2007.
(q) Mortgage note, floating interest rate payable quarterly, based on average weekly remarketing rate, maturity 2006.
(r) 6.625% notes, interest payable semi-annually, principal installments of $40.0 million each due 1999, 2000, and 2001.
(s)  7.250% notes, interest payable semi-annually, maturity 2002.
(t)  6.875% notes, interest payable semi-annually, maturity 2003.
(u)  6.875% notes, interest payable semi-annually, maturity 2004.
(v)  7.250% notes, interest payable semi-annually, maturity 2005.
(w)  6.690% notes, principal and interest payable semi-annually, maturity 2006.
(x)  6.900% notes, principal and interest payable semi-annually, maturity 2007.
(y) $200 million line of credit bearing interest equal to floating LIBOR plus 0.60%, maturity September, 2000.

     The Company estimates that the fair value of borrowings approximates their carrying value at June 30, 1998. Maturities of borrowings at June 30 were as follows (dollars in thousands):

      1998            $    376
      1999              40,959
      2000              53,252
      2001              80,391
      2002              65,911
      2003              40,489
      2004              40,526
      2005             170,424
      2006              70,762
      2007 and after    92,350
                      --------
                      $655,440
                      ========


5.  Earnings Per Share and Share Information

    In 1997, the Company adopted SFAS 128, "Earnings Per Share". In accordance with this standard, basic earnings per share are computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share is computed giving effect to dilutive stock options, dilutive preferred stock, and partnership units. Basic and diluted earnings per share are computed as follows (dollars in thousands):

                                             Three months ended June 30,               Six months ended June 30,
                                           -----------------------------              --------------------------
                                              1998                  1997                  1998              1997
                                           -------               -------              --------           -------
BASIC:
     Net Income                            $18,003               $17,867               $33,276           $36,045
     Preferred dividend requirement        (7,701)               (5,819)              (14,471)          (11,650)
                                           -------               -------              --------          --------
     Net income available for common       $10,302               $12,048              $ 18,805          $ 24,395
                                           =======               =======              ========          ========

     Average common shares outstanding      42,738                38,358                41,342            38,164

     Basic earnings per share              $  0.24               $  0.31              $   0.45          $   0.64

DILUTED:
     Net income                            $18,003               $17,867              $ 33,276          $ 36,045
     Preferred dividend requirement        (7,701)               (5,819)              (14,471)          (11,650)
     Minority interest                         328                     -                   328                 -
                                           -------               -------               -------           -------
     Net income available for common       $10,630               $12,048               $19,133           $24,395
       - diluted                           =======               =======               =======           =======

     Dilutive stock options                     57                    58                    46                60
     Operating partnership units             1,362                     -                   685                 -
     Average common shares outstanding      42,738                38,358                41,342            38,164
                                           -------               -------               -------           -------
     Average diluted common shares          44,157                38,416                42,073            38,224
     outstanding                           =======               =======               =======           =======

     Diluted earnings per share            $  0.24               $  0.31               $  0.45           $  0.64



6.  Income Taxes and Dividend Policy

    As discussed in Note 1, the Company has elected to be taxed as a REIT. The Internal Revenue Code provides that a REIT, which in any taxable year meets certain requirements and distributes to its stockholders at least 95% of its ordinary taxable income, will not be subject to federal income taxation on taxable income which is distributed. The Company intends to distribute the required amounts of income in 1998 to qualify as a REIT and to avoid paying income taxes. On June 30, 1998, the Company paid dividends per share as follows:

     Series A Preferred $    .4375
     Series B Preferred $   .55125
     Series C Preferred $    .5375
     Series D Preferred $  1.03625
     Series E Preferred $    .4765
     Common             $      .41


7.  Recent Accounting Pronouncements

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company had comprehensive income, which is comprised of net income and unrealized gains or losses on marketable securities held as available for sale of $17,729,195 and $16,260,668 for the three month period ending June 30, 1998 and 1997, respectively, and of $33,170,005 and $32,966,579 for the six month period ending June 30, 1998 and 1997, respectively.

8. Subsequent Event

    On July 8, 1998, the Company signed a definitive Agreement and Plan of Merger with Equity Residential Properties Trust. The merger will integrate Merry Land's portfolio into that of Equity Residential.

Form 10-Q - Merry Land & Investment Company, Inc.
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

 (Dollars in thousands except apartment and per share data)

Overview

     Merry Land & Investment Company, Inc. is an apartment operating company and is one of the largest owners and operators of upscale garden apartments in the United States. At June 30, 1998, the Company had a total market capitalization of $2.0 billion and owned a high quality portfolio of 118 apartment communities containing 33,435 units. The communities are geographically diversified throughout the Southern United States, located in twenty-eight metropolitan areas, each with a population in excess of 250,000, extending from the Washington, D.C. area to Texas and Florida. Substantially all of the Company's apartment communities command rental rates in the upper range of their markets.

     Operating Strategy. The Company's strategy has been to own and operate a significant number of communities in every major market in the Southern United States, and to establish a reputation recognized among apartment dwellers throughout this region for high quality communities and first class service. The accomplishment of this strategy should allow the Company to increase funds from operations and distributions to shareholders by producing greater cash flows at its apartment communities through significant marketing advantages and operating efficiencies. The Company has added to its holdings by buying existing apartment communities, by buying communities under construction and in the initial lease-up stage (primarily from merchant builders) and by developing communities from the ground up. The following table further describes the Company's apartment holdings by major market as of June 30, 1998 (dollars in thousands except rental rates):

                                                                 Average                Average
                                        % of                   Occupancy(1)         Rental Rate (2)
Market           Units        Cost    Total Cost            1998             1997           1998            1997
------           -----        ----    ----------            ----             ----           ----            ----
Dallas           3,444      $230,271     13.1%              88.6%            92.5%          $872            $856
Atlanta          4,235       209,902     12.0               91.8             90.3            718             679
Orlando          3,507       196,929     11.2               94.2            95.5             727             682
Tampa            2,861       151,362      8.6               96.5            97.3             693             660
Jacksonville     3,237       144,661      8.2               94.6            94.2             630             628
Charlotte        2,459       114,056      6.5               95.4            93.0             657             637
Houston          1,457        87,936      5.0               93.5              n/a            845             n/a
Austin           1,249        80,668      4.6               87.8            96.0             809             849
Ft. Lauderdale   1,144        72,750      4.1               93.8            92.2             839             848
Ft. Myers        1,268        59,468      3.4               95.7            96.3             686             670
Savannah         1,173        57,434      3.3               93.2            92.0             683             643
Raleigh          1,256        49,240      2.8               94.6            94.4             630             629
Charleston         880        34,246      2.0               97.5            95.4             560             561
All others       5,265       265,993     15.2               92.9            90.3             683             655
                ------    ----------    -----               ----            ----            ----            ----
                33,435    $1,754,916    100.0%              93.2%           93.0%           $717            $685

      __________
      (1) Represents the average of physical occupancy at each month end for the six months ended June 30, 1998.
      (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June month end.

      Growth. Merry Land has increased its holdings of apartments primarily through the acquisition of apartment communities and also through apartment development. The following table summarizes the Company's growth in recent years (dollars in thousands):

                                      1998(1)           1997            1996            1995
                                   ----------     ----------      ----------      ----------
Units acquired                          3,774          4,104           2,475           3,444
Units developed                           262            936             414               -
Total units owned at end of period     33,435         29,526          24,936          22,296
Total cost of apartments           $1,754,916     $1,496,109      $1,175,427      $1,009,056
Total apartment rental income      $  126,185     $  208,363      $  176,053      $  144,283

      __________
      (1) Represents totals at June 30, 1998.

      Acquisition of Communities under Development. The Company has also agreed to acquire the following communities to be built by unrelated third parties (dollars in thousands):

                                                                                  Estimated           Estimated
Community                           Location                  Units                 Cost                Close
---------                         -------------               -----               ---------           ---------
Creekside Homes at Legacy         Dallas, Texas                380                   31,600              3Q1998
Villages of Prairie Creek II      Dallas, Texas                228                   19,500              1Q1999
                                                               ---                 --------
                                                               508                  $51,100

     On July 29, 1998, Merry Land closed the purchase of
Creekside Homes at Legacy for a purchase price of $31.6 million. Creekside Homes at Legacy was 89% occupied and 91% leased at June 30, 1998.
     For the Villages at Prairie Creek II, the Company will pay the seller an amount equal to the lesser of the budgeted cost or the seller's actual cost plus additional amounts upon the attainment of specified occupancy and net operating cash flow levels based on agreed upon formulas. Although the third party developer bears the development and construction risk, the Company actively monitors construction quality of the communities.

     Development. At June 30, 1998, the Company had five communities with 1,734 units under construction (of which 238 units have been delivered). These communities will be completed at an expected total cost of $138.4 million. In addition, the Company owns land suitable for the construction of 1,240 additional units. The communities under development offer features typical of very high end properties, including nine foot ceilings, high levels of trim and finish, garages and extensive amenities.
     The following table summarizes the Company's current development communities and recently completed communities.
Estimated cost consists of land, direct construction costs and indirect costs, including projected fees to third party development managers and allocated overhead (dollars in thousands, except cost per unit):


                                                                                                     Cost of
                                                                                                       Units
                                                           Total      Total                           Placed
                                                       Estimated       Cost       Cost   Units in         in  Estimated
Location                Community             Units         Cost   Per Unit    To Date    Service    Service Completion
--------                ---------             -----    ---------  ---------   --------   --------   -------- ----------
COMPLETED
---------
Nashville               Cherry Creek II         280               $  67,679   $ 18,945        280   $ 18,945
Greensboro              Adams Farm II (1)       200                  65,310     13,062        200     13,062
Atlanta                 River Sound             586                  72,331     42,386        586     42,386
Savannah                Long Point I            308                  76,052     23,424        308     23,424
                                              -----               ---------   --------      -----   --------
                                              1,374               $  71,195   $ 97,817      1,374   $ 97,817
UNDER CONSTRUCTION
------------------
Richmond                Wyndham                 264     $ 24,500  $  92,803   $ 22,741        138   $  7,666    3Q 1998
Greensboro              Bridford Lake I         320       24,500     76,563     17,866        100     12,208    4Q 1998
Atlanta                 Merritt Lake            424       34,000     80,189     13,294          -          -       1999
Nashville               Cherry Creek III (1)    220       16,600     75,455      2,932                             1999
Richmond                Spring Oak              506       38,800     76,680      7,254          -          -       1999
                                              -----     --------  ---------   --------     ------   --------
                                              1,734     $138,400  $  79,815   $ 64,087        238   $ 19,874
FUTURE DEVELOPMENT
------------------
Savannah                Long Point II (1)       352                           $  1,223
Nashville               Cherry Creek-Com        n/a                              2,165
Nashville               Bell Road I             360                              1,962
Nashville               Bell Road II            328                              1,787
Greensboro              Bridford Lake II (1)    200                              1,386
                                              -----                           --------
                                              1,240                           $  8,523

      __________
      (1)  Adjoins an existing community owned by the Company.


Recent Events

      Merger Agreement with Equity Residential Properties Trust. On July 8, 1998, the Company signed a definitive agreement and plan of merger with Equity Residential Properties Trust. The merger will integrate Merry Land's portfolio into that of Equity Residential.
     The transaction valued Merry Land at
approximately $2.2 billion. For each Merry Land share of common stock held, a Merry Land shareholder will receive .53 EQR common shares in a tax-free exchange.
In addition, for every 20 shares of Merry Land common stock held, each shareholder will receive, as a taxable dividend, a share of a newly formed, publicly traded "C" corporation. The new company will complete
Merry Land's development pipeline for the benefit of the combined company and will focus on real estate investment and development in the coastal areas of the South, including the cities of Savannah, Charleston and Augusta. Merry Land Properties, Inc. will be managed by W. Tennent Houston, Merry Land's President and CEO, and Michael Thompson, Merry Land's Chief
Operating Officer.
     Equity Residential will assume all of Merry
Land's outstanding debt of approximately $655 million and preferred stock of approximately $370 million. The five series of Merry Land preferred stock will be exchanged for five new series of Equity Residential preferred shares. The conversion rate of Merry Land's convertible preferred shares will be adjusted upward approximately 1.88% to account for the special dividend and subsequently adjusted for the .53 common share exchange ratio.
     The transaction is subject to the approval of shareholders of both companies and other customary closing conditions. Upon completion of the transaction, Boone Knox and Michael Thompson will join
Equity Residential's Board of Trustees.

     Acquisition of Development Communities. On June
18, 1998, Merry Land closed the purchase of Villages of Prairie Creek I in Dallas, a brand-new 236 unit luxury community which was built for Merry Land by a local developer. The purchase price was $20.4 million, paid in an all cash transaction. The property was 89% occupied and 93% leased at June 30, 1998. On July 29,
1998, Merry Land closed the purchase of Creekside
Homes at Legacy in Dallas, a brand-new 380 unit luxury community which was built for Merry Land by the same local developer as Villages of Prairie Creek I. The purchase price was $31.6 million paid in an all cash transaction. The property was 89% occupied and 91% leased at June 30, 1998.

     Sale of Augusta, Georgia Communities. On April
30, 1998, the Company sold its three downtown Augusta communities, Broadway, Cobb House and Telfair as well as one other Augusta community, Woodknoll. These communities did not conform to Merry Land's portfolio of upscale garden apartments. All four communities were sold as a portfolio for a total purchase price of $3.1 million with a loss totaling $0.4 million.

     Acquisition of Communities from Trammell Crow Residential.
On April 1, 1998, the Company closed the purchase of twelve communities containing 3,538 units from Trammell Crow Residential, a national apartment development and management company, and its affiliates. The purchase of a thirteenth property will close upon the completion of construction expected in the third quarter of 1998. The purchase price for all 3,994 units will total $248.0 million, including $35.6 million in partnership units in Merry
Land's newly created subsidiary DownREIT partnership, cash and the assumption of $113.4 million of debt including $96.7 million of tax-exempt debt bearing interest at an average rate of approximately 4.57%.

     Year 2000. The Company has evaluated its information systems and believes that it faces no significant costs or risks associated with the "Year
2000" problem.

     Results of Operations for the Six Months Ended June 30, 1998 and 1997.

     Rental Markets. In the aggregate, the Company's
Southern rental markets were in equilibrium for the second quarter of 1998. Occupancy totaled 94.5% at stabilized communities, all except development communities under lease-up, compared with 94.0% for the second quarter of 1997. While levels of new construction throughout the South remain high, the Company believes that if general economic activity, job growth and household formation in the South remain strong, occupancy and rent growth should remain satisfactory.

     Rental Operations - Total Portfolio. The operating performance of the Company's apartment portfolio is summarized in the following table
(dollars in thousands except average monthly rent):


                                            Change from                       Six Months
                          % Change         1997 To 1998                1998                1997
                          --------         ------------                ----                ----
Rents                       30.6%              $29,598             $126,185              $96,587
Operating expenses (1)      25.4                 6,378               31,515               25,137
Taxes and insurance         30.8                 3,436               14,606               11,170
                            ----               -------             --------              -------
Subtotal (1)                27.0                 9,814               46,121               36,307

                            32.8%              $19,784              $80,064              $60,280
Average occupancy (2)        0.2% (3)                                 93.2%                93.0%
Average monthly rent (4)     4.7%                                   $   717              $   685
Expense ratio (5)           (1.0)% (3)                                36.6%                37.6%

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

      Acquisitions in the last six quarters and the delivery of 1,020 units from the Company's development program since the first quarter of 1997 increased the weighted average number of apartments owned to 31,359 in the six month period of 1998 from 25,268 in the six month period of 1997. Rental revenues, expenses and taxes and insurance rose accordingly.
     The 4.7% increase in portfolio average rental rates in the six month period of 1998 from the six month period of 1997 resulted from both higher rents at the Company's continuing properties and also the higher rents charged at the communities the Company acquired and put in service in 1997 and 1998, whose monthly rents averaged $785 at June 30, 1998, versus the total portfolio average of $717.

     Rental Operations - Same Store. The performance of the 23,518 units which the Company held for the six month period of both 1998 and 1997 ("same store" results), is summarized in the following table
(dollars in thousands, except average monthly rent;
see footnotes above):

                                         Change from                            Six Months
                      % Change          1997 To 1998                    1998               1997
                      --------          ------------                    ----               ----
Rental income          2.6%                $2,348                    $92,861            $90,513
Personnel              1.0                     95                      9,433              9,338
Utilities            (12.9)                 (509)                      3,449              3,958
Operating              5.3                    261                      5,146              4,885
Maintenance and        8.2                    431                      5,682              5,251
grounds
Taxes and insurance   (4.3)                 (454)                     10,042             10,496
                     ------                ------                    -------            -------
Subtotal (1)          (0.5)                 (176)                     33,752             33,928

                       4.5%                $2,525                    $59,109            $56,585

Average occupancy (2)   0.7% (3)                                       94.5%              93.8%
Average monthly rent(4) 0.9%                                            $689               $683
Expense ratio (5)      (1.1)% (3)                                      36.4%              37.5%

      Rental income rose by $2.3 million or 2.6% for those properties held for all of both periods, as a result of 0.7% higher occupancy and 0.9% higher average rental rates. At June 30, 1998, and June 30, 1997, same store occupancy was 94.7%.
     Total operating expenses were flat in 1998 from the same period in 1997. Operating costs increased
5.3% due to higher marketing and advertising costs, while utilities expense decreased by $0.5 million or 12.9% as the Company has passed a portion of its water expense to the residents. Maintenance and grounds expense was up 8.2% due to higher turnover on-site for the first six months of 1998 versus 1997.

     Rental Operations - Development Communities.
$28.7 million was expended in the six month period of 1998 for apartments under development, bringing the cumulative investment to $150.9 million, including capitalized interest of $2.6 million. Some dilution of earnings may occur to the extent that leasing lags behind the delivery of units.
     The final building, 24 units, at the Hammocks at Long Point, 100 units of Bridford Lake I and 48 units of Carriage Homes at Wyndham community were all delivered in the second quarter of 1998. The operating results for the six month period of 1998 and 1997 for all development communities is summarized in the following table (dollars in thousands; see footnotes above):

                                           Six Months
                                   ---------------------------
                                     1998                 1997
                                   ------               ------
Units                               1,632                1,289

Rental income                      $5,385               $3,802

Operating expense (1)               1,461                1,050
Taxes and insurance                   621                  263
                                   ------               ------
Subtotal (1)                        2,082                1,313

                                   $3,303               $2,489

      At June 30, 1998, 83.6% of the 1,632 units delivered at Bridford Lake I, Carriage Homes at Wyndham, Hammocks at Long Point, Madison at River Sound and Madison at Adams Farm were leased at an average rental rate of $843 per unit, or $.93 per square foot.

     Rental Operations - Other Communities. "Other communities" are those not included in same store communities or development communities. These include communities bought or sold in part or in whole in 1997 or 1998. At June 30, 1998, these communities included
8,285 units. The performance of the other communities for the six month period of 1998 and 1997 is summarized in the following table (dollars in thousands; see footnotes above):

                                             Six Months
                                    -----------------------------
                                       1998                  1997
                                    -------                ------
Units                                 8,285                 1,423

Rental income                       $27,939                $2,272

Operating expense (1)                 6,344                   655
Taxes and insurance                   3,943                   411
                                    -------                ------
Subtotal (1)                         10,287                 1,066

                                    $17,652                $1,206

      Interest, Dividend and Other Investment Income. Interest, dividend, and other income decreased as the Company essentially completed the liquidation of its holdings of marketable securities in the second quarter of 1997 and invested the proceeds in apartments. Interest, dividend and other investment income are summarized in the following table (dollars in thousands):

                                            Six Months
                                   ---------------------------
                                     1998                 1997
                                   ------               ------
Interest income                    $  876               $1,487
Dividend income                        88                  601
Other investment income               501                5,051
                                   ------               ------
Total                              $1,465               $7,139

     Interest Expense. Interest expense totaled $18.0
million in the six month period of 1998, up from $11.0 million in the six month period of 1997. Average debt outstanding rose to $594.2 million in the six month period of 1998 from $389.8 million in the six month period of 1997, primarily as a result of the assumption of $113.4 million in debt related to the Trammell Crow transaction, the issuance of the 6.90% senior unsecured notes in July, 1997, the issuance of the 6.69% senior unsecured notes in October, 1997, and the assumption of mortgage notes in 1997 related to apartment acquisitions. The weighted average interest rate charged on all the Company's debt decreased to 6.88% in the six month period of 1998 from 7.07% for the six month period in 1997 as a result of an average interest rate of approximately 4.57% on the $96 million tax-exempt debt assumed during 1998 and an average interest rate of 6.80% on the $100 million senior unsecured notes issued during 1997. During the six month period of 1998, $2.6 million of interest related to the Company's development projects was capitalized versus $2.7 million in the six month period of 1997.

      Interest expense and average debt balances are summarized below (dollars in thousands):

                                                    Six Months ended June 30,
                             --------------------------------------------------------------
                                         1998                                1997
                             --------------------------           -------------------------
                                Amount          Rate(1)              Amount         Rate(1)
                             ---------       ----------           ---------      ----------
Interest expense             $  20,697                            $  13,702
Capitalized interest           (2,648)                              (2,730)
                             ---------                            ---------
Total interest                  18,049                               10,972

Senior notes                   460,000            6.92%             360,000           6.96%
Tax exempt bonds                48,335            4.57%                   -               -
Mortgage notes                  78,448            8.08%              27,502           8.65%
Line of credit - banks           7,448            6.26%               2,250           6.32%
                             ---------            -----            --------           -----
Combined average             $ 594,231            6.88%            $389,752           7.07%

      __________
      (1)     Weighted average interest rate.

     General and Administrative Expenses. General and administrative expenses in the six month period of 1998 were $2.9 million, or 2.3% of rental revenues as compared to 2.2% for all of 1997. General and administrative expenses increased $0.6 million in the first six months in 1998 versus the first six months in 1997 due primarily to higher corporate headcount and their associated costs. The Company has continued to invest in the areas of property management, acquisition and development, and accounting to provide better service to its residents and to compete more efficiently in a rapidly evolving industry. The
Company expects that its overhead expense measured as a percentage of revenues will remain among the lowest of apartment REITs.

      Net Income. Net income totaled $33.3 million in the six month period of 1998 and $36.0 million for the six month period of 1997. Net income available for common shareholders totaled $18.8 million in the six month period of 1998 and $24.4 million for the six month period of 1997. The decreases in net income and net income available for common shareholders for 1998 when compared to 1997 rose principally from the decrease in other income as a result of discontinuing cash management activities. Rental operations (rental income less rental expense, depreciation and taxes and insurance) increased due to an increase in owned apartments but was offset by higher interest expense and preferred dividends. Net income per common share in the six month period of 1998 decreased to $.45 from $.64 in the six month period of 1997.

     Dividends to Preferred Shareholders. Dividends to preferred shareholders totaled $14.5 million in the six month period of 1998 and $11.7 million in the six month period of 1997. Preferred dividends are summarized in the following table (dollars in thousands):

                                                                     Six Months
                                                       ----------------------------------
                                                            1998                     1997
                                                       ---------                ---------
Series A Preferred share dividends                       $   164                  $   222
Series B Preferred share dividends                         4,410                    4,410
Series C Preferred share dividends                         4,945                    4,945
Series D Preferred share dividends                         2,073                    2,073
Series E Preferred share dividends                         2,879                        -
                                                         -------                  -------
Total preferred dividends                                $14,471                  $11,650

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

     Funds From Operations. Funds from operations increased 6.2% to $55.3 million in the six month period of 1998 as compared to $52.1 million in the six month period of 1997. This increase was principally due to 1997 and 1998 acquisitions and delivered development. There was no income from marketable securities for the six month period of 1998 as compared to $5.0 million for the six month period of 1997. At June 30, 1998, the Company held no material marketable equity securities. "Core FFO", those earnings produced exclusively by non cash management activities, rose 17.6% to $55.3 million from $47.1 million for the six month period of 1997.
     The following is a reconciliation of net income to funds from operations (data in thousands, except per share data):


                                                                                Six Months
                                                                   ----------------------------------------
                                                                      1998                             1997
                                                                   -------                          -------
Net income before minority interest                                $33,604                          $36,045
Plus: Depreciation - real estate                                    26,273                           18,963
Less: Capital gains(loss)                                            (400)                              855
      Perpetual preferred dividends                                  4,952                            2,073
                                                                   -------                          -------
Funds from operations                                               55,325                           52,080
     Cash management income                                              -                            5,018
                                                                   -------                          -------
Core funds from operations                                         $55,325                          $47,062

Weighted average common shares outstanding - fully diluted (1)      52,302                           48,481

      __________
      (1) Assuming conversion of all convertible preferred stock and DownREIT partnerhip units

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

Liquidity and Capital Resources

     Financial Structure. The Company's senior notes and its preferred stock are rated investment grade by Standard & Poor's Corporation (BBB+/BBB), Moody's
Investors Services, Inc. (Baa2/Baa3) and Duff & Phelps
Credit Rating Co. (BBB+/BBB). At June 30, 1998, total debt equaled 40% of total capitalization at cost, and 34% of total capitalization with common stock valued at market. At that date, the Company<O~>s financial structure was as follows (dollars in thousands):



                                                                         Common  Stock
                                                                % of         at Market           % of
                                               Cost            Total             Value          Total
                                             ------            -----         ---------          -----
Advances under line of credit           $    12,100               1%      $     12,100             1%
Mortgage loans                               86,670               6             86,670             4
Tax exempt bonds                             96,670               6             96,670             5
6.625% senior unsecured notes, 1999          40,000               2             40,000             2
6.625% senior unsecured notes, 2000          40,000               2             40,000             2
6.625% senior unsecured notes, 2001          40,000               2             40,000             2
7.25% senior unsecured notes,  2002          40,000               2             40,000             2
6.875% senior unsecured notes, 2003          40,000               2             40,000             2
6.875% senior unsecured notes, 2004          40,000               2             40,000             2
7.25% senior unsecured notes,  2005         120,000               7            120,000             6
6.69% senior unsecured notes,  2006          50,000               4             50,000             3
6.90% senior unsecured notes,  2007          50,000               4             50,000             3
                                         ----------             ----        ----------           ----
Total debt                                  655,440              40%           655,440            34%

Series D preferred stock                     50,000               3%            50,000             3%
Series E preferred stock                    100,000               6%           100,000             5%
Common stock  (1)                           831,188              51%         1,149,103            58%
                                         ----------             ----        ----------           ----
Total equity                                981,188              60%         1,299,103            66%

Total capitalization                     $1,636,628             100%        $1,954,543           100%
                                         ==========             ====        ==========           ====

      __________
      (1) Assumes conversion of all outstanding convertible preferred stock and DownREIT partnership units into common stock.

      At June 30, 1998, the Company had $12.1 million
outstanding under its line of credit. Borrowings under
the line bear interest at 0.60% above the thirty day
London Interbank Offered Rates. At June 30,  1998,  the
Company's  loan  agreements  and  the covenants under
its  senior unsecured notes would have allowed it to
borrow $334.8  million  on  an unsecured basis.
    It generally is not the practice of the Company to
finance  its acquisitions using mortgage debt,  though
at times the  Company  finds it advantageous to assume
such debt in order to successfully negotiate and close
property acquisitions. At  June  30, 1998, the Company
had  eleven  conventional mortgage loans  outstanding,
which  were  assumed   in   1998,  1997  and  1996  in
connection with the purchase  of eight communities. In
addition,  at  June 30, 1998, the  Company  had  $96.7
million of tax-exempt mortgage debt outstanding with respect to nine Trammell Crow Residential properties acquired during the second quarter of 1998.

     Liquidity. Merry Land expects to meet its short-term liquidity requirements with cash provided by operating activities and by borrowing under its line of credit. The Company's primary short-term liquidity needs are operating expenses, apartment acquisitions, apartment development and capital improvements. The Company essentially completed the liquidation of its holdings of marketable securities which were acquired as a temporary investment pending the acquisition or development of additional apartment communities.
     The Company expects to meet its long-term liquidity requirements, including scheduled debt maturities and permanent financing for property acquisitions and development, from a variety of sources, including operating cash flow, additional borrowings and the issuance and sale of debt and equity securities in the public and private markets.
      The following table summarizes the Company's capital requirements resulting from its acquisition and development commitments as of June 30, 1998. Not included in this table are additional acquisitions and developments, debt repayments or the additional sales of debt or equity securities (dollars in thousands):

ESTIMATED CAPITAL REQUIREMENTS:
Development communities costs through 1999                                            74,313
Acquisition of communities under development                                          51,100
Acquisition of Trammell Crow community under development                              31,566
                                                                                     -------
Total future commitments                                                             156,979

ESTIMATED CAPITAL SOURCES:
Cash on hand at 6/30/98                                                                  616
Marketable securities held at 6/30/98                                                  1,858
Funds available under line of credit                                                 187,900
                                                                                     -------
Total capital sources                                                                190,374

Excess of capital sources over requirements                                        $  33,395
                                                                                   =========

      Cash Flows. The following table summarizes cash flows for the six month periods of 1998 and 1997 (dollars in thousands):

                                                          Sources and Uses of Cash:
                                                    -------------------------------------
                                                                 Six Months
                                                    -------------------------------------
                                                         1998                        1997
                                                    ---------                   ---------
Operating activities                                $  65,144                   $  52,268
Sale of Merry Land common stock                        73,171                       8,428
Sale of Merry Land preferred stock                     96,593                           -
Sale of real property                                   3,179                      20,869
Net borrowings                                              -                      13,500
Other                                                      32                       2,257
                                                    ---------                   ---------
Total sources of cash                                 238,119                      97,322

Acquisitions of and improvements to properties       (98,024)                    (74,141)
Development of properties                            (28,663)                    (33,086)
Dividends paid                                       (49,418)                    (41,428)
Minority interest distribution                          (558)                           -
Net borrowings (repayments)                          (56,049)                           -
Other                                                 (5,466)                       (512)
                                                    ---------                   ---------
Total uses                                          (238,178)                   (149,167)

Increase (decrease) in cash, cash equivalents
  and marketable securities                         $    (59)                   ($51,845)

     On April 1, 1998, Merry Land used the majority of the proceeds from its first quarter common and preferred security offerings to close the Trammell
Crow Residential acquisition. The Company's operating cash flow increased to $65.1 million in the six month period of 1998 from $52.3 million in the six month period of 1997. Net rental income from apartments increased as the size of the portfolio grew. The primary use of cash has been apartment acquisitions, development and improvements and dividends. Expenditures for apartment communities under development decreased to $28.7 million in the first six months of 1998 from $33.1 million in the first six months of 1997 as the level of construction decreased. The Company expects development expenditures to increase further for the remainder of 1998 as construction of additional apartment communities commences. Dividends paid in the six month period of 1998 increased from the same period in 1997 due to an increase in the amount of preferred stock outstanding, an increase in the average amount of common stock outstanding, and in the case of the Company's common stock, an increase in the quarterly dividend per share to $0.41 from $0.39 per share.

     Capital Expenditures. The Company
capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartments and for replacements and improvements. Replacements are non-revenue producing capital expenditures which recur on a regular basis, but which have estimated useful lives of more than one year, such as carpet, vinyl flooring and exterior repainting. Improvements are expenditures which significantly increase the revenue producing capability or which significantly reduce the cost of operating assets. At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners.
These activities often result in heavier capital expenditures in the early years of Company ownership, and some of these expenditures which would be considered replacements at stabilized communities (as defined below) are classified as improvements at newly acquired properties.
Interest, real estate taxes and other
carrying costs incurred during the
development period of apartments under
construction are capitalized and, upon
completion of the project, depreciated over the lives of the projects.
The following table summarizes the capital expenditures for the six month periods of 1998 and 1997 (dollars in thousands, except per unit data):

                                                                     Six Months
                                                        -----------------------------------
                                                            1998                       1997
                                                        --------                    -------
Apartment communities:
Acquisitions                                            $234,945                    $69,286
Development projects:
Development costs                                         26,015                     30,356
Capitalized interest                                       2,648                      2,730
                                                        --------                    -------
                                                          28,663                     33,086

Replacements for stabilized communities (1)                3,047                      2,560
Improvements (2)                                           3,506                      1,528
Commercial properties                                        203                        141
Corporate level expenditures                                 302                        625
                                                        --------                   --------
Total capital expenditures                              $270,666                   $107,226

Per Unit:
Replacements for stabilized communities (1)                 $130                       $121
Improvements (2)                                            $105                      $  58

      __________
      (1) Stabilized communities are those properties which have been owned for at least one full calendar year. In the six month period of 1998, 23,518 units were stabilized as compared to 21,156 units in the six month period of 1997.
      (2) Improvements include expenditures for all properties owned during the period, including replacements at newly acquired communities.

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

     None

ITEM 3.  Defaults Upon Senior
Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held April 20, 1998, the following vote totals were recorded:

     1. Election of Directors:  Shares
        Voted - 33,843,603
                                 FOR                     WITHHELD
                                 ---                     --------
            W. Hale Barrett      33,596,503 (99.2%)      265,256
            W. Tennent Houston   33,573,608 (99.1%)      288,151
            Boone A. Knox        33,589,716 (99.2%)      272,043
            Hugh C. Long II      33,626,835 (99.3%)      234,924
            Robert P. Kirby      33,617,820 (99.3%)      243,939
            Paul S. Simon        33,639,527 (99.3%)      222,232
            Michael N. Thompson  33,600,148 (99.2%)      261,611

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

      (10)  Material Contracts.

     (10.1) Reimbursement Agreement between the Company and First
            Union National Bank as agent for certain Lenders dated as of April 1, 1998 relating to letters of credit aggregating approximately $101.0 million dollars with respect to various tax exempt bonds.

     (10.1) Merry Land DownREIT I LP Partnership Agreement.

     (10.2) Agreement and Plan of Merger dated July 8, 1998 between the Company and Equity Residential
            Properties (incorporated herein by reference to Exhibit 2 of Item 7 of the Company's current report on form 8-K filed July 13, 1998).


       (27) Financial Data Schedules

   b. Reports on Form 8-K. The registrant filed reports on Form 8-K during the second quarter of 1998 as follows with respect to the following matters.


Form             Items                                      Dated Filed               Location           Financial Statements
----             -----                                      -----------               --------           --------------------
8-K              2 (Completion of Acquisition of 12
                 Florida Apartment Communities)             April 7, 1998             Florida            No

8-K              5 & 7 (Agreement and Plan of Merger
                 with Equity Residential Properties)        July 13, 1998             N/A                No

Form 10-Q - Merry Land & Investment Company, Inc.
   SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MERRY LAND & INVESTMENT COMPANY, INC.



                            /s/ DORRIE E. GREEN
                            -----------------------
                            Dorrie E. Green
                            Vice President
                            Chief Financial Officer

August 13, 1998